Form 10KSB
period 1999-12-31
ASIA 4 SALE COM INC
filed 2000-05-24
CIK 1096298

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended DECEMBER 31, 1999

[  ]              TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from _________
                  _________________ to ___________________

                  Commission file number 0-27735

                               ASIA4SALE.COM INC.
                               ------------------
                 (Name of small business issuer in its charter)

NEVADA                                                   77-0438927
------                                                   ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)

2465 WEST 12TH STREET, SUITE 2                                85281-6935
------------------------------                                ----------
TEMPE, AZ                                                     (Zip Code)
---------
(Address of principal executive offices)

Issuer's tel. number: (480) 505-0070
                      --------------

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class:          Name of each exchange on which registered:
            n/a                                      n/a

         Securities registered under Section 12(g) of the Exchange Act:

                         Common Equity, Par Value $.001
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past twelve (12) months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety (90) days.

                                                  Yes        [ X ]    No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

State issuer's revenues for its most recent fiscal year. $70,024

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $106,650,000 computed by reference to the closing bid price of the stock at March 30, 2000. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         COMMON STOCK                       OUTSTANDING AT DEC. 31, 1999
         ------------                       ----------------------------
         Par Value $0.001 Per Share                  10,000,000

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------

                                      None.

Transitional Small Business Disclosure Format
(Check One)       Yes       [    ]  No       [ X ]

                                ASIA 4 SALE, INC.

                                   FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS..........................................4
ITEM 2.  DESCRIPTION OF PROPERTY..........................................8
ITEM 3.  LEGAL PROCEEDINGS................................................8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS.................................................8

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..............................................9
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................9
ITEM 7.  FINANCIAL STATEMENTS............................................11
ITEM 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES.........................14

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT.......................................14
ITEM 10. EXECUTIVE COMPENSATION..........................................15
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT...........................................15
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................16
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K................................16

         SIGNATURES......................................................16

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

The Registrant (sometimes alternatively referred to in this report as the "Company" or "Asia4Sale") is a corporation, organized and existing under the laws of the State of Nevada, having been incorporated in September, 1996. The Registrant was formerly known as H&L Investments, Inc. The name of the corporation was amended on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

Subsequent to these events Asia4Sale.com Inc. acquired Asia4Sale.com Ltd, a Hong Kong registered company incorporated in Hong Kong in March, 1999. Asia4Sale.com Ltd. was founded as a joint marketing venture between ZiaSun Technologies Inc., a publicly held U.S. Internet holding company and Cable & Wireless HKT, Hong Kong's primary full-service communications provider and owner/operator of Asia's largest commercial teleport.

Asia4Sale is the first major e-commerce venture to specialize in linking Asia's producers of high quality, high value goods and services with buyers and markets around the world. With e-commerce offerings to date dominated by U.S. companies, the Asian emphasis allows Asia4Sale to offer highly competitive prices for Asian products with strong brand recognition. Asia4Sale's three-part structure allows the company to exploit both the business-to-consumer and business-to-business markets. Asia4Sale derives its revenues from three principal sources:

ShoppingAsia (www.asia4sale.com) is an e-commerce home shopping portal offering a variety of affiliate marketing services. ShoppingAsia makes Asian products directly available to consumers worldwide. Any web user can open a store, stocked with products sourced by Asia4Sale, at no cost to the store operator. Asia4Sale's revenues from these stores consist entirely of commissions on goods sold. ShoppingAsia is currently in the process of introducing two new fee-based premium versions of this service which are expected to generate substantial additional revenues.

AuctionAsia (www.auctionasia.net) provides Internet-based auction services to businesses and consumers in the Asia region. Asia4Sale has also invested in physical auction companies and sites around Asia, combining this profitable business with its Internet auction business. Having established a base in the Asian industrial auction market, AuctionAsia is expanding to exploit the huge potential market offered by the sale of industrial-sized lots of Asian-made components and products. AuctionAsia feels that this is a niche with enormous growth potential: U.S. businesses, who are among the largest consumers of Asian-made components and raw materials, are familiar with the web auction process and will be natural customers for Asian businesses that wish to sell in this efficient and practical way. AuctionAsia will also continue its current strategy of investing in and providing Internet support for physical auctions of industrial equipment throughout Asia. This business is currently yielding solid revenues and earnings, which will be reinvested so as to develop the capacity to hold direct Internet auctions of Asian-made components, raw materials, and finished goods.

BarterAsia was organized to develop and exploit the barter potential of Asian economies. It functions as a third party record keeper for a group of businesses that trade goods and services instead of paying cash. Barter allows them to buy what they need and pay for it with otherwise unsold products and services, reducing cash outflow and converting unused assets to productive use. BarterAsia maintains an intricate barter system, achieving the same flexibility in barter trades that is offered through traditional cash transactions.

Asia4Sale.com Ltd. is the parent of Asia Sales Phils. Inc., a trading and investment company with operations in Subic Bay, Philippines. Asia Sales Phils. Inc. invests primarily in physical auctions, thus complementing and augmenting the Internet-based operations of AuctionAsia.

PRODUCT SOURCING

Initial product sourcing was conducted in Hong Kong. Many initial suppliers were Hong Kong companies manufacturing in the Pearl Delta region; others were manufacturers in China with representative offices in Hong Kong.

Asia4Sale is now broadening its product sourcing to other Asian regions. Products from the Philippines were brought on-line in early 2000. Over 300 suppliers from Hong Kong, China and the Philippines are now providing over 5000 products. A Taiwan office will open during the middle of 2000, and another 5000 products are expected from Taiwan.

Negotiations are currently underway for an Australian and Japanese presence, and South Korea is under investigation. Asia4Sale also intends to expand into Thailand, Malaysia, Singapore, Indonesia, and India.

To accomplish this, Asia4Sale is establishing a network of additional collection and distribution points in different Asian countries. Each office will be responsible for sourcing products from that country and arranging for the collection from the manufacturer, and subsequent delivery to the consumer.

COMPETITION

SHOPPINGASIA

The competition may be divided into four broad categories:

1. Traditional retailers. These compete with all e-commerce sites for actual purchases. The rapid rise of e-commerce is well documented though, and there is no doubt that the e-commerce share of the market is expanding exponentially. Asia4Sale's task is to achieve a significant slice of the e-commerce market, and does not traditional retailers as significant competitors.

2. Established e-retailers. These conventional e-commerce sites have the advantage of being well established and having existing customer and product bases. It is easy though, for them to become victims of their own size: the sheer volume of products available inevitably makes shopping cumbersome and makes targeted marketing difficult. Asia4Sale believes that smaller, specialized stores, managed by individuals who are familiar with the products they are selling and often selling to their own associates, will quickly erode the market share of the e-commerce giants. An additional competitive advantage of Asia4Sale is that products are sourced directly from manufacturers, eliminating intermediary costs and enabling Asia4Sale to offer highly competitive prices while retaining solid margins.

3. Internet affiliate marketing operators. Affiliate marketing has become a popular concept, and a number of companies, from established giants like Yahoo! and Amazon.com to new entries like Affinia, are competing for the attention of commerce-oriented web users. Asia4Sale's system offers distinct advantages over any other affiliate marketing system. Asia4Sale believes that it provides the best affiliate marketing opportunity on the Internet, with a combination that will achieve sustained growth in both number of stores and per store sales.

4. E-commerce ASPs. At this time, Asia4Sale is not aware of any other Application Service Provider that offers a similar e-commerce back-end solution to retailers moving onto the web. Competitors will unquestionably emerge. The niche is enormous though, and Asia4Sale will have the advantage of being among the first to offer this service.

AUCTIONASIA

Existing web auction businesses are almost exclusively devoted to the high profile direct-to-consumer market. Business-to-business auctions have enjoyed some success in the U.S. market, but have yet to penetrate the Asian market. AuctionAsia feels that this is a niche with enormous growth potential: U.S. businesses, which are among the largest consumers of Asian-made components and raw materials, are familiar with the web auction process and will be natural customers for Asian businesses that wish to sell in this efficient and practical way. Asian businesses participating in the regional infrastructure boom are also natural customers for auctions of industrial equipment. In both cases, AuctionAsia is moving into these potentially profitable regional niches where little or no competition exists.

BARTERASIA

Like AuctionAsia, BarterAsia is moving into an area where no significant competition exists. In effect, BarterAsia is creating the business. Expansion is expected to follow the e-commerce adoption curve, increasing slowly at first, and then more rapidly as Internet-based commerce gains acceptance in the region. Analysts believe that Asian e-commerce will be primarily driven by business-to-business and supply-chain needs, both of which are ideally suited to barter transactions. It is expected that competition will emerge as the market niche grows, but BarterAsia will have 'first mover' advantage and the ability to refine its operating systems as the market grows.

OUTLOOK

SHOPPINGASIA

Asia4Sale aims to bring products into the market at a total price lower (inclusive of shipping costs) than similar products found in stores in Western countries.

ShoppingAsia's operating strategy revolves around developing the largest possible number of basic/free stores as quickly as possible, providing a continuously expanding range of products for them to sell, and providing the store operators with fast and efficient back-end services. These basic/free stores will be profitable, but margins are expected to be small. The basic/free storeowners though, are expected to become fertile recruiting grounds for the upgraded stores. Conversion of effective basic operations to higher-margin upgraded stores is an integral part of the ShoppingAsia strategy.

Advanced upgraded stores, with services aimed primarily at business users, will be promoted separately, with sales efforts initially focusing on Asian producers who need to move to the Internet but do not have the technical resources to do so. ShoppingAsia will use target-specific advertising and direct approaches to potential clients to develop an advanced-upgrade customer base.

Asia4Sale opened a new office in Tempe, Arizona in the United States in May 2000. This office will act as a center of operations for Asia4Sale's worldwide marketing effort. From this new office, as well as its established offices in Asia, Asia4Sale will conduct direct marketing, e-mail, telephone, post and fax country campaigns aimed at dramatically increasing the number of basic/free stores opened each month, and at encouraging key markets around the world to purchase and successfully operate premium Asia4Sale on-line stores.

Asia4Sale will also attract new storeowners and expand its network of worldwide stores by advertising extensively in key traditional print media, through on-line media, on selected radio stations in target markets, and through the use of infomercials.

AUCTIONASIA

AuctionAsia will continue its current strategy of investing in and providing Internet support for physical auctions of industrial equipment throughout Asia. This business is currently yielding solid revenues and earnings, which will be plowed back into developing the capacity to hold direct Internet auctions of Asian-made components, raw materials, and export-oriented finished goods. Again, this service will rely on targeted advertising and direct approaches to potential clients to develop a customer base.

BARTERASIA

BarterAsia occupies a niche in two businesses that are relatively new to Asia: barter and e-commerce. Its growth rate, therefore, will be heavily dependent on the adoption curves for these businesses, and is expected to be relatively slow over the next year. BarterAsia's strategy will focus on gradual expansion, attracting clients that are likely to be long-term members of the barter network and developing positive publicity that will draw attention to the advantages of web-based barter. Web-based barter is ideally suited to the Asian business scene, and effective positioning now to take advantage of its eventual expansion is more important than immediate growth.

EMPLOYEES

As of March 31, 2000 the Company and its subsidiaries employed 8 full-time employees, including four managers, two sales and marketing and two administrative-support personnel. None of the Company's employees is subject to a collective bargaining agreement. The Company believes its relations with its employees are good. Presently, customer service, website hosting and website development are being outsourced to non-affiliated companies in Hong Kong, the Philippines and the United States. At the time of writing, there are plans to add an additional 5-7 employees to staff the Company's US sales operation in Tempe, Arizona.

ITEM 2. DESCRIPTION OF PROPERTY

The Company conducts operations from its leased premises located at 2465 West 12th Street, Suite 2 in Tempe, Arizona. The leased property consists of approximately 1,700 square feet, which includes 700 square feet of warehousing space. Annual lease payments for this facility are $17,748, escalating to $24,072 by the third and final year of the lease.

The Company shares office space at 12A First Pacific Bank Centre, 56 Gloucester Road, Wanchai, Hong Kong with Momentum Internet Inc. Annual rental payments for this facility are HK $60,000 (or approx. US $7,722) per year. This facility contains the offices of the President, Chief Financial Officer, Marketing Manager and administrative support staff.

The Company also also rents facilities at Building 8480, Subic Bay Freeport Zone, Subic Bay, Philippines 2200. Annual payments for this facility are $4,680 per year. This facility houses the operations of Asia Sales Philippines, Inc., a wholly owned subsidiary.

The Company believes that the facilities described above are adequate for both its current and foreseeable needs.

ITEM 3. LEGAL PROCEEDINGS

There is no information relevant to the Registrant which must be disclosed under
Item 3.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Registrant's common stock is traded on the NASD OTC BB under the trading symbol AFSI.

MARKET INFORMATION

STOCK PRICE

The table below presents the high and low bid prices of the Registrant's common stock at two-week intervals since the inception of trading on February 18, 2000. No market data for periods prior to this date are presented.

           DATE                   HIGH PRICE              LOW PRICE
       Feb 18, 2000                 10.000                  9.375
       Mar 01, 2000                 10.000                  10.000
       Mar 15, 2000                 10.500                  10.500
       Mar 30, 2000                 10.375                  9.875
       Apr 14, 2000                 10.500                  8.000
       Apr 28, 2000                 9.5000                  9.000
       May 16, 2000                 8.875                   8.875

HOLDERS

As of December 31, 1999, there were approximately 125 shareholders of record.

DIVIDENDS

To date, the Company has not declared or paid any cash dividends with respect to its Common Stock, and the current policy of the Board of Directors is to retain earnings, if any, to provide for expansion and development. Consequently, no cash dividends are expected to be paid on the Common Stock in the foreseeable future. Further, there can be no assurance that the future operations of the Company will generate the revenues and cash flow needed to declare a cash dividend or that the Company will have legally available funds to pay dividends.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Revenues for the fiscal year ended December 31, 1999 were $70,024. Comparison with the corresponding period in 1998 is not possible as no operating activity was reported for this period. The increase in revenues is wholly attributable to the acquisition of Asia4Sale.com Ltd and its wholly owned subsidiary Asia Sales Philippines, Inc. The financial results of both companies are combined here for the purposes of comparison (see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 2.).

Gross profit for the period was $68,812 or 98% of net revenues. These high gross margins can be expected to approximate industry norms as more 'lower margin' online stores and services are added and the current composition of revenues changes.

Total Operating Expenses for the period were $5,078,025. This is largely attributable to the acquisition of Asia4Sale.com Ltd. and the one-time amortization of intangible assets (goodwill) related to the acquisition. (see NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 2.).

Income (Loss) from Operations for the period was $(5,009,213) and the Net Loss for the period was $5,006,986 or $0.50 per common share outstanding. As noted above, this is largely attributable to the one-time amortization of intangible assets acquired in the Asia4Sale.com acquisition. Substantial improvement is anticipated in the next fiscal year with the full-year operation of Asia4Sale.com Ltd. and its subsidiary, the introduction of two new fee-based 'premium' store services and the addition of approximately 12,000 new 'free' stores.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

Net cash flows from operating activities contributed to a small net improvement in cash position for the period ending December 31, 1999. Liquidity in future periods will be contingent upon internally generated cash flows, the ability to obtain adequate financing for capital expenditures and financing when needed, and the amount of increased working capital necessary to support expected growth.

Between February 7 and March 31, 2000 the Company issued 800,000 new restricted shares of its Common Stock at an offering price of $2.50 per share. The proceeds of this offering are to be used to fund future expansion, planned capital and operating expenditures and other financial contingencies. As of March 31, 2000 the Company had working capital of approximately $1.8 million.

Based on current capitalization, it is believed that future cash flows from operations and the availability of alternative sources of external financing is sufficient to meet all anticipated requirements for planned operating and capital expenditures and should provide adequate liquidity for the foreseeable future.

FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-KSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7. FINANCIAL STATEMENTS

                          INDEPENDENT AUDITOR'S REPORT

Board of Directors
Asia4Sale.com, Inc. and Subsidiary
Hong Kong

We have audited the accompanying consolidated balance sheet of Asia4Sale.com Inc. and subsidiary as of December 31, 1999 and the related consolidated statements of income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia4Sale.com, Inc. and subsidiaries as of December 31, 1999 and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

Jones, Jensen & Company

Salt Lake City, Utah

April 28, 2000

The Company's Financial Statements are filed and included elsewhere herein as part of this Annual Report on Form 10-KSB.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of significant accounting policies:

Principles of consolidation

On February 7, 2000, the Company acquired Asia4Sale.com Ltd. (see NOTE 2.). Asia4Sale.com Ltd. is headquartered in Hong Kong and was registered and incorporated under the Companies Ordinance of Hong Kong on March 24, 1999. Accordingly, all financial information included herein has been restated to reflect the combined operations of Asia4Sale.com Inc., the acquired company Asia4Sale.com Ltd and its wholly owned Philippines subsidiary, Asia Sales Phils. Inc. All significant intercompany accounts and transactions have been eliminated.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has adopted a December 31st fiscal year-end.

Use of Estimates

                          ITEM 7. FINANCIAL STATEMENTS

                        ASIA4SALE.COM INC. AND SUBSIDIARY
                           Consolidated Balance Sheet
                             As of December 31, 1999

                                     ASSETS

                                                 DEC 31,               DEC 31,
CURRENT                                          -------               -------
ASSETS                                            1999                  1998
                                                  ----                  ----
  Cash or Cash
Equivalents                                  $    16,893                     0
  Accounts
Receivable                                        69,588                     0
                                              --------------------------------
  Total Current
Assets                                            86,481                     0

FIXED ASSETS
  Computer
Equipment                                          5,486                     0
  Accumulated
Depreciation                                        (115)                    0
                                              --------------------------------
  Total Fixed (Net)
Assets                                             5,371                     0

OTHER ASSETS
  Note Receivable                                100,000                     0
  Goodwill (see
NOTE 2.)                                       5,000,000                     0
  Accum
Amortization                                  (5,000,000)
                                              --------------------------------
  Total Other
Assets                                           100,000                     0


  TOTAL ASSETS                               $   191,852                     0
                                              ================================
                      LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT
LIABILITIES
  Accounts Payable                           $     8,086                     0
  Commissions
Payable                                           40,752                     0
  Notes Payable                                  150,000                     0
                                              --------------------------------

  Total Current
Liabilities                                      198,838                     0

STOCKHOLDER'S
EQUITY
  COMMON STOCK:
100,000,000
SHARES AUTHORIZED
AT PAR VALUE OF
$.001
  PER SHARE,
10,000,000 SHARES
ISSUED AND
OUTSTANDING.                                      10,000                     0
  Paid-In Capital in
Excess of Par
Value                                          4,990,000                     0
  Accumulated
Deficit                                       (5,006,986)                    0
                                              --------------------------------
  Total
Stockholder's
Equity                                            (6,986)                    0

 TOTAL
LIABILITIES AND
STOCKHOLDER'S
EQUITY                                       $   191,852                     0
                                              ================================

                        ASIA4SALE.COM INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                                       FOR YEARS ENDED
                                                DEC. 31              DEC. 31
                                                 1999                  1998
                                              --------------------------------
REVENUES                                     $    70,024                     0
 Less Cost of Sales                                1,212                     0
                                              --------------------------------
  Gross Profit                                    68,812                     0

OPERATING
EXPENSES
  Depreciation and
Amortization
Expense                                        5,000,115                     0
  General &
Administrative
Expense                                           77,910                     0
                                              --------------------------------

  Total Operating Expenses                     5,078,025                     0

INCOME (LOSS)
FROM
OPERATIONS                                    (5,009,213)                    0
                                              --------------------------------
OTHER INCOME
 Interest Income                                   2,227                     0
                                              --------------------------------
  Total Other
Income                                             2,227                     0

NET INCOME                                   $(5,006,986)                    0
                                              --------------------------------
NET INCOME
(LOSS) PER
SHARE                                        $     (0.50)                    0
                                              --------------------------------
WEIGHTED
AVERAGE
SHARES
OUTSTANDING                                   10,000,000             1,000,000
                                              ================================

                        ASIA4SALE.COM INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flow

                                                         FOR THE YEARS
                                                             ENDED
                                               DEC. 31                   DEC. 31
                                                1999                      1998
CASH FLOWS FROM
OPERATING
ACTIVITIES

  Net Loss                                   $(5,006,986)                    0

ADJUSTMENTS TO
RECONCILE NET
INCOME TO NET
CASH
PROVIDED BY
OPERATING
ACTIVITIES

   Depreciation &
Amortization (see
NOTE 2.)                                       5,000,115                     0

  Accounts
Receivable                                       (69,588)                    0

  Accounts Payable                                 8,086                     0


  Commissions
Payable                                           40,752

  Notes Payable                                  150,000                     0
                                              --------------------------------
    Net Cash Flow
Used by Operating
Activities                                       122,379                     0
                                              ================================
CASH FLOWS FROM
INVESTING
ACTIVITIES

 Acquisition of
subsidiary                                    (5,000,000)

 Computer
Equipment                                         (5,486)

  Note Receivable                               (100,000)                    0
                                              ================================
   Net Cash Used In
Investing                                     (5,105,486)                    0
                                              ================================
CASH FLOWS FROM
FINANCING
ACTIVITIES

 Additional Paid-in
Capital                                        5,000,000
                                              --------------------------------
 Net Cash Used In
Financing                                      5,000,000                     0
                                              --------------------------------
NET INCREASE
(DECREASE) IN
CASH                                              16,893                     0
                                              ================================
Cash at Beginning
of Year                                                0                     0
                                              ================================
Cash at End of
Year                                         $    16,893                     0
                                              ================================
SUPPLEMENTAL
CASH FLOW
INFORMATION

Cash Paid For:

Interest                                     $         0                     0

Income Taxes                                 $         0                     0

                        ASIA4SALE.COM INC. AND SUBSIDIARY
                 Consolidated Statements of Shareholder's Equity

                                              Common Stock                   Additional
                                              ------------                    Paid-in           Accumulated      Total
                                      Shares               Amount             Capital             Deficit         S/E
                                     -----------------------------------------------------------------------------------
BALANCE, DEC. 31, 1997               1,000,000             $1,000                 $0                  $0         $1,000
   Net Income for Year
                                     -----------------------------------------------------------------------------------
BALANCE, DEC. 31, 1998               1,000,000             $1,000                 $0                  $0         $1,000
   Net Income for Year

  Common Shares issued               9,000,000             $9,000         $4,990,000
Re: Acquisition

 BALANCE, DEC. 31 1999              10,000,000             $10,000        $4,990,000         ($5,006,986)       ($6,986)
     Net Loss for Year


The preparation of financial statements in conformity with generally accepted accounting principles requires that management make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from these estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Property, Plant and Equipment

Property, plant and equipment are carried at historical cost. Accumulated depreciation is calculated by the straight-line method.

Other Assets

Other Assets consists of a short-term loan for $100,000 plus 10% interest due and payable within 12 months. The loan has a maturity value of $110,000.

Short-Term Debt

As of December 31, 1999 short-term debt consists of two promissory notes ($100,000 and $50,000 respectively) each of which is due and payable within 12 months. The Company has no other significant current liabilities.

Long-Term Debt

As of December 31, 1999 the Company has no long-term debt.

Revenue Recognition

Revenues are primarily derived from two sources: Asia4Sale.Com Ltd. and its subsidiary Asia Sales Phils. Inc.

Asia4Sale.com Ltd operates a network of approximately 1,000 Internet-based storefronts, each of which functions as an Asia4Sale sales agency. Revenues from these stores consists entirely of the supplier's commissions on goods sold. All product procurement costs, shipping costs, and sales commissions are deducted from revenues for the purposes of calculating Gross Profit.

Asia Sales Phils. Inc. is incorporated as a trading and investment company and its revenues for the fiscal period ended December 31, 1999 are solely derived from its investments in Auction Asia International Inc., Subic Bay, Philippines. These are reported as revenues in the Consolidated Statements of Income for the period ending December, 31 1999.

Net Income (Loss) Per Share

Net Income (Loss) per Common Share is based on the weighted average number of shares of Common Stock outstanding during the period of the financial statements.

Provision for Taxes

At December 31, 1999 the Company had net operating loss carryforwards of approximately $5,000,000 that may be offset against future taxable income through the year 2019. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance equal to the same amount.

NOTE 2. Acquisitions

On December 31, 1999 Internet Ventures Ltd., a non-US corporation, acquired the outstanding common stock of Asia4Sale.com Ltd in exchange for US $5,000,000. Subsequently, on February 7, 2000, Asia4Sale.com Ltd. was merged with Asia4Sale.com Inc. (formerly H&L Investments Inc.) in exchange for 9,000,000 shares of its common stock. Accordingly, the assets transferred to the acquiring company, Asia4Sale.com Inc. and valued at $5,000,000, have been recorded for accounting purposes as 'goodwill' and fully amortized in the fiscal period ending December 31, 1999.

As noted above, all financial information included herein has been restated to reflect the combined operations of Asia4Sale.Com Inc. (formerly H&L Investments Inc.), the acquired company Asia4Sale.Com Ltd and its wholly owned Philippines subsidiary, Asia Sales Phils. Inc.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There is no information relevant to the Registrant which must be disclosed under
Item 8.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table contains the name and position with the Company of each director and executive officer appointed on February 10, 2000. Directors are elected to a one year term, to serve until the next annual meeting of shareholders and until their successors are duly elected and qualified or until their earlier resignation, removal from office, or death. The respective background of each director and executive officer is described following the table.

Brian J. Hodgson                      President and Director              Appointed February 2000
James Emberton                        CFO and Director                    Appointed February 2000
Gregory F. Hunter                     VP - Operations and Director        Appointed February 2000
Adrian Wiest                          VP - Auctions                       Appointed February 2000
Eric Montandon                        Director                            Appointed February 2000

BRIAN HODGSON, PRESIDENT

Mr. Hodgson has 15 years experience in advertising sales. In Asia he was the Sales Director for Forbes (Chinese edition) and Travel News Asia. Before that he worked for News Ltd. in Sydney and for The Guardian in London. In 1997 Mr. Hodgson founded Pacific Barter, and Asian barter exchange company. Pacific Barter was acquired by ZiaSun Technologies Inc. in March 1999, and is now BarterAsia, a part of Asia4Sale. Mr. Hodgson holds a Diploma in Marketing from the Institute of Marketing (UK) and a Business Studies (Marketing) qualification from Northumbria University (UK).

JAMES EMBERTON, CHIEF FINANCIAL OFFICER

Mr. Emberton was formerly the Financial Planning Officer for Canadian National Railways, and was responsible for developing and monitoring an operating budget of $160 million annually, evaluating and forecasting weekly, monthly and annual performance, and identifying budget variances. He subsequently served as Financial Planning officer for SR Telecom, Inc., managing accounting systems in Beijing, Shanghai, Bangkok, and Manila and designing and documenting all accounting and financial reporting procedures. Mr. Emberton holds an Economics degree from York University.

GREGORY HUNTER, VICE PRESIDENT FOR OPERATIONS

Mr. Hunter has extensive business experience in Japan and in the rest of Asia, and is fluent in Japanese. He has served as a Supervisor in the International Business Training Group of Sharp Corporation's Human Resources Development Center in Nara, Japan, establishing management development programs for overseas subsidiaries throughout Asia. He later worked for Morgan Stanley Japan, and was Vice President and General Manager of a Manila-based telecommunications firm. Mr. Hunter holds a Master in International Management degree with an emphasis in international finance from Thunderbird - The American Graduate School of International Management. He also holds a Bachelor of Science degree in Business Administration with a major in marketing from Arizona State University.

ADRIAN WIEST, VICE PRESIDENT FOR AUCTION OPERATIONS

Mr. Wiest has spent the last 5 years as Territory Manager for the Asian hub of the world's largest industrial auction firm, and before that was Equipment Superintendent for a construction firm with operations throughout Asia. He is intimately acquainted with both buy-side and sell-side industrial equipment markets throughout Asia, and with the industrial auction process

ITEM 10. EXECUTIVE COMPENSATION

No aggregate compensation in excess of $100,000 was paid, in cash or in kind, to any of the named individuals for services rendered in all capacities to the Company and its subsidiaries for the fiscal year ended December 31, 1999 or during the fiscal quarter ended March 31, 2000.

Directors Compensation

The Directors of the Company received no cash compensation for serving on the Board of Directors. Directors are reimbursed for any reasonable expenses incurred while attending these meetings.

Stock Option Plan

As of December 31, 1999 The Company has not introduced an executive Stock Option Plan. Pending the approval of the directors and shareholders, such a plan will be implemented during the fiscal quarter ending June 30, 2000 and details of the plan will be disclosed in the Form 10Q for the same period.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information as to the shares of common stock owned as of March 31, 2000:

       I. Each person who beneficially owns so far as the Registrant has been able to ascertain, more than 5% of the 10,800,000 outstanding shares of the Registrant.

       II. Each director.

       III. Each of the officers named in the summary compensation table.

       IV. All the directors and officers as a group unless otherwise indicated in the footnotes below on the table is subject to community property laws where applicable, the persons as to whom the information is given has sole investment power over the shares of common stock.

       NAME                         NO. SHARES                PERCENT
       ----                         ----------                -------
1.     Brian J. Hodgson                 -0-                     0%

2.     James Emberton                   -0-                     0%

3.     Gregory F. Hunter                -0-                     0%

4.     Adrian Wiest                     -0-                     0%

5.     Eric Montandon                   -0-                     0%

6.     Zia Sun Technologies, Inc.    2,700,000                 25%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is no information relevant to the Registrant which must be disclosed under
Item 12.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

James Emberton
Chief Financial Officer

/s/ James Emberton
--------------------------------------
For: ASIA4SALE.COM INC.
(Registrant)

DATE:  May 19, 2000