Form 10QSB
period 2000-03-31
ASIA 4 SALE COM INC
filed 2000-05-24
CIK 1096298

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE QUARTER ENDED MARCH 31, 2000

                        COMMISSION FILE NUMBER: 0-27735


                             ASIA 4 SALE.COM, INC.
            (Exact name of registrant as specified in its charter)

        STATE OF INCORPORATION OR ORGANIZATION:
        NEVADA

        I.R.S. EMPLOYER IDENTIFICATION NO: 77-0438927

        ADDRESS OF PRINCIPAL EXECUTIVE OFFICES:
        2465 West 12th Street, Suite 2
        Tempe AZ 85281-6935

        REGISTRANT'S TELEPHONE NUMBER:
        (480) 505-0070

        FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT:
        H&L Investments Inc.
        9160 East Deer Trail
        Tucson, AZ 85710

        INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PROCEEDING 12 MONTHS:
        Yes [ ]       No [X]

        APPLICABLE ONLY TO CORPORATE ISSUERS:

        INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE:
        10,800,000 shares of common stock, par value of $.001 per share, were outstanding as of March 31, 2000.

                             ASIA 4 SALE.COM INC.
                                  FORM 10QSB

                                    INDEX
                                    -----


        PART 1. FINANCIAL STATEMENTS
        ----------------------------

        ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

        Consolidated balance sheets for December 31, 1999 and March 31, 2000 (attached).

        Consolidated statements of income for three months ended March 31, 2000 (attached).

        Consolidated statements of cash flow for three months ended March 31, 2000 (attached).

        Notes to Consolidated Financial Statements

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

        PART II. OTHER INFORMATION
        --------------------------

        ITEM 1. LEGAL PROCEEDINGS

        ITEM 2. CHANGES IN SECURITIES

        ITEM 3. DEFAULTS IN SECURITIES

        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        ITEM 5. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        SIGNATURES

                   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                               ASIA4SALE.COM INC.
                           Consolidated Balance Sheet
                              As of March 31, 2000

                                     ASSETS


CURRENT ASSETS                                      MAR 31,           DEC 31,
                                                     2000              1999

Cash or Cash Equivalents                       $   1,776,879           16,893

Accounts Receivable                                   47,690           69,588

Inventory                                            264,460                0
                                               -------------    -------------

   Total Current Assets                            2,089,029           86,481

FIXED ASSETS

Computer Equipment                                    10,344            5,486

Office Furniture                                       2,617                0

Accumulated Depreciation                              (1,296)            (115)
                                               -------------    -------------

   Total Fixed (Net) Assets                           11,665            5,371

OTHER ASSETS
 Note Receivable                                      27,550          100,000
                                               -------------    -------------


TOTAL ASSETS                                   $   2,128,244          191,852
                                               =============    =============

                     LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES

Accounts Payable                               $       6,991            8,086

Accrued Expenses                                      44,000                0

Commissions Payable                                   72,941           40,752

Notes Payable                                        150,000          150,000
                                               -------------    -------------

   Total Current Liabilities                         273,932          198,838

STOCKHOLDER'S EQUITY
COMMON STOCK: 100,000,000 SHARES
AUTHORIZED AT PAR VALUE OF $.001
PER SHARE, 10,800,000 SHARES
ISSUED AND OUTSTANDING.                               10,800           10,000

Paid-In Capital in Excess of Par Value             6,989,200        4,990,000

Accumulated Deficit                               (5,145,688)      (5,006,986)
                                               -------------    -------------

   Total Stockholder's Equity                      1,854,312           (6,986)

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY     $   2,128,244          191,852
                                               =============    =============

                              ASIA4SALE.COM INC.
                     Consolidated Statements of Operations


                                                    THREE MONTHS ENDING
                                                   MARCH            MARCH
                                                    2000            1999
                                               -------------    -------------

REVENUES                                       $      60,446                0
 Less Cost of Sales                                    4,907                0
                                               -------------    -------------

Gross Profit                                          55,540                0

OPERATING EXPENSES

Depreciation and Amortization                          1,181                0

General & Administrative Expense                     195,811                0
                                               -------------    -------------

   Total Operating Expenses                          196,992                0

INCOME (LOSS) FROM OPERATIONS                       (141,453)               0
                                               -------------    -------------

OTHER INCOME

Interest Income                                        2,750                0
                                               -------------    -------------

   Total Other Income                                  2,750                0

NET INCOME                                     $    (138,702)               0
                                               -------------    -------------

NET INCOME (LOSS) PER SHARE                    $          (0)               0
                                               -------------    -------------

WEIGHTED AVERAGE SHARES OUTSTANDING               10,275,556        1,000,000
                                               =============    =============

                              ASIA4SALE.COM INC.
                      Consolidated Statements of Cash Flow


                                                    THREE MONTHS ENDING
                                                   MARCH            MARCH
                                                    2000            1999


CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                  $    (138,702)               0

ADJUSTMENTS TO RECONCILE NET INCOME
TO NET CASH PROVIDED BY OPERATING
ACTIVITIES

Depreciation Expense                                   1,181                0

Accounts Receivable                                  21,[???]                0

Inventory                                           (264,460)               0

Accounts Payable                                       1,095                0

Accrued Expenses                                      44,000                0

Commission Payable                                    32,189                0
                                               -------------    -------------

   Net Cash Flow Used by Operations                 (304,989)               0
                                               -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Computer Equipment                                     4,858                0

Office Furniture                                       2,617                0

Note Receivable                                       27,550                0
                                               -------------    -------------
   Net Cash Used In Investing                         64,975                0
                                               =============    =============

CASH FLOWS FROM FINANCING ACTIVITIES

Common Stock Issued For Cash                       2,000,000                0
                                                --------------  -------------
  Net Cash Used In Financing                       2,000,000                0
                                                --------------  -------------
NET INCREASE (DECREASE) IN CASH                 $  1,759,986                0
                                                ==============  =============

Cash at Beginning of Period                     $     16,893                0

Cash at End of Period                              1,776,879                0

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Paid For:                                             0                0

Interest Income Taxes                                      0                0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Basis of Presentation

The consolidated balance sheet as of March 31, 2000, the consolidated statements of income for the period ended March 31, 2000, and the consolidated statements of cash flows for the period ended March 31, 2000 have been prepared by the Company without audit. The consolidated balance sheet as of December 31, 1999 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in income, results of operations and cash flows at March 31, 2000(and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1999 Annual Report on Form 10-K. The results of operations for the periods ended March 31, 2000 and March 31, 1999 (see NOTE 2.) are not indicative of the operating results for the respective full years.

NOTE 2. Principles of consolidation.

The condensed consolidated financial statements include the accounts of Asia 4 Sale.Com Inc., Asia 4 Sale.Com Ltd. and its wholly-owned subsidiary Asia Sales Phils. It should be noted that Asia4Sale.Com Ltd. was incorporated in Hong Kong under the Companies Ordinance on March 24, 1999. Aside from the statutory provision of authorized capital, as detailed in the company's Articles of Incorporation, there was no significant business activity conducted between the date of Incorporation and March 31, 1999.

NOTE 3. Acquisitions

On February 7, 2000, the Company acquired Asia 4 Sale.Com Ltd. in exchange for 9,000,000 restricted common shares of Asia 4 Sale Com.Inc. Asia4Sale.Com Ltd. is headquartered in Hong Kong and was registered and incorporated under the Companies Ordinance of Hong Kong on March 24, 1999. Accordingly, all financial information included herein has been restated to reflect the combined operations of Asia 4 Sale.Com Inc., the acquired company Asia 4 Sale.Com Ltd and its wholly-owned Philippines subsidiary, Asia Sales Phils. Inc.

NOTE 4. Inventory

Inventory is stated at cost and is comprised of 1) items acquired for resale by auction and valued at $254,560 and 2) undistributed promotional items valued at $9,900.

NOTE 5. Property, Plant and Equipment

Property, plant and equipment are carried at historical cost. Accumulated depreciation is calculated by the straight-line method.

NOTE 6. Other Assets

Other Assets consists of a short-term loan for $27,550 plus 10% interest due and payable within 12 months. The loan has a maturity value of $30,305.

NOTE 7. Short-Term Debt

As of March 31, 2000 short-term debt consists of two promissory notes ($100,000 and $50,000 respectively) each of which is due and payable within 12 months. The Company has no other significant current liabilities.

NOTE 8. Long-Term Debt

As of March 31, 2000 the Company has no long-term debt.

NOTE 9. Shareholder's Equity

Between February 7 and March 31, 2000 the Company issued 800,000 new restricted shares of its Common Stock at an offering price of $2.50 per share. The proceeds of this offering are to be used to fund future expansion, planned capital and operating expenditures and other financial contingencies.

NOTE 10. Revenue recognition

Revenues were primarily derived from two sources: Asia 4 Sale.Com Ltd. and its subsidiary Asia Sales Phils. Inc.

Asia 4 Sale.Com Ltd operates a network of approximately 1,000 Internet-based storefronts, each of which function as an Asia4Sale sales agency. Asia4Sale's revenues from these stores consists entirely of manufacturer's commissions on goods sold. All product procurement costs, shipping costs, and sales commissions are deducted from revenues for the purposes of calculating Gross Profit.

Asia Sales Phils. Inc. as incorporated as a trading and investment company.

NOTE 11. Basic (Loss) Per Share

Basic (Loss) per Common Share is based on the weighted average number of shares of

Common Stock outstanding as of the respective dates: 10,275,556 as of March 31, 2000 and 1,000,000 as of March 31, 1999.


               ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATION

THE COMPANY

Asia 4 Sale.Com Inc. is the US-registered parent of Asia 4 Sale.com Ltd, a Hong Kong registered company acquired in February, 2000. Asia4Sale.com Ltd. was founded as a joint marketing venture between ZiaSun Technologies, Inc., a publicly held U.S. Internet holding company and Cable & Wireless HKT, Hong Kong's primary full-service communications provider and owner/operator of Asia's largest commercial teleport.

Asia 4 Sale is the first major e-commerce venture to specialize in linking Asia's producers of high quality, high value goods and services with buyers and markets around the world. With e-commerce offerings to date dominated by U.S. companies, the Asian emphasis allows Asia 4 Sale to offer highly competitive prices for Asian products with strong brand recognition. Asia 4 Sale's three-part structure allows the company to exploit both the business-to-consumer and business-to-business markets. Asia4Sale derives its revenues from three principal sources:

ShoppingAsia (www.asia4sale.com) is an e-commerce home shopping portal offering a variety of affiliate marketing services. ShoppingAsia makes Asian products directly available to consumers worldwide. Any web user can open a store, stocked with products sourced by Asia 4 Sale, at no cost to the store operator. Asia 4 Sale's revenues from these stores consist entirely of commissions on goods sold. ShoppingAsia is currently in the process of introducing two new fee-based premium versions of this service which are expected to generate substantial additional revenues.

AuctionAsia (www.auctionasia.net) provides Internet-based auction services to businesses and consumers in the Asia region. Asia 4 Sale has also invested in physical auction companies and sites around Asia, combining this profitable business with its Internet auction business. Having establishing a base in the Asian industrial auction market, AuctionAsia is expanding to exploit the huge potential market offered by the sale of industrial-sized lots of Asian-made components and products. AuctionAsia feels that this is a niche with enormous growth potential; U.S. businesses, who are among the largest consumers of Asian-made components and raw materials, are familiar with the web auction process and will be natural customers for Asian businesses that wish to sell in this efficient and practical way. AuctionAsia will also continue its current strategy of investing in and providing Internet support for physical auctions of industrial equipment throughout Asia. This business is currently yielding solid revenues and earnings, which will be reinvested so as to develop the capacity to hold direct Internet auctions of Asian-made components, raw materials, and finished goods. BarterAsia was organized to develop and exploit the barter potential of Asian economies. It functions as a third party record keeper for a group of businesses that trade goods and services instead of paying cash. Barter allows them to buy what they need and pay for it with otherwise unsold products and services, reducing cash outflow and converting unused assets to productive use. BarterAsia maintains an intricate barter system, achieving the same flexibility in barter trades that is offered through traditional cash transactions.

RESULTS OF OPERATIONS
---------------------

Revenues for the three months ended March 31, 2000 were $60,446. No comparison with the corresponding period in 1999 is possible since there are no revenues reported for this period. The increase is wholly attributable to the acquisition of Asia 4 Sale.Com Ltd. on February 7, 2000. (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS: NOTE 3. Acquisitions).

Gross profit for the period was $55,540 or 92% of net revenues. These high gross margins are expected to approximate industry norms as more 'low margin' online stores are added and the current composition of revenues changes.

Total Operating Expenses for the period were $196,992. The increase is attributable to the acquisition of Asia 4 Sale.Com Ltd. in February, 2000. There were no operating expenses reported for the comparable period in 1999.

Income (Loss) from Operations for the period was $(141,453). Substantial improvement is anticipated by the end of the current fiscal year with the introduction of two new fee-based 'premium' store services and the addition of approximately 12,000 new 'free' stores.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY
----------------------------------------------------

As of March 31, 2000 the Company had working capital of approximately
$1.8 million. This compares with working capital of approximately $65,000 at the end of the corresponding period in 1999. Increases in cash flow attributable to financing activities were partially offset by decreases attributable to operating and investing activities. The overall increase is largely due to capital contributions made during the period ending March 31, 2000. Liquidity in future periods will be contingent upon internally generated cash flows, the ability to obtain adequate financing for capital expenditures and financing when needed, and the amount of increased working capital necessary to support expected growth. Based on current capitalization, it is believed that future cash flows from operations and the availability of alternative sources of external financing is sufficient to meet all anticipated requirements for planned operating and capital expenditures and should provide adequate liquidity for the foreseeable future.

FORWARD LOOKING STATEMENTS
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-QSB will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.


PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not party to any legal proceedings.

ITEM 2. CHANGES IN SECURITIES

ITEM 3. DEFAULTS IN SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

ITEM 5 OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

A) EXHIBITS:

Review of Public Accountant.

B) REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2000.


                                  SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

JAMES EMBERTON
CHIEF FINANCIAL OFFICER


/s/ JAMES EMBERTON
-------------------------
FOR: ASIA 4 SALE.COM INC.
(REGISTRANT)

DATE: MAY 19, 2000