Form 10QSB
period 2000-06-30
ASIA 4 SALE COM INC
filed 2000-08-11
CIK 1096298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTER ENDED JUNE 30, 2000


                         COMMISSION FILE NUMBER: 0-27735


                           ASIA4SALE.COM INCORPORATED
             (Exact name of registrant as specified in its charter)

STATE  OF  INCORPORATION  OR  ORGANIZATION:
NEVADA

I.R.S.  EMPLOYER  IDENTIFICATION  NO:  77-0438927

ADDRESS  OF  PRINCIPAL  EXECUTIVE  OFFICES:
2465  West  12th  Street,  Suite  2
Tempe  AZ  85281-6935

REGISTRANT'S  TELEPHONE  NUMBER:
(480)  505-0070

FORMER  NAME,  FORMER  ADDRESS  AND  FORMER  FISCAL  YEAR, IF CHANGED SINCE LAST
REPORT:


INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL REPORTS TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PROCEEDING 12 MONTHS:
Yes  [X]     No  [ ]

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE:
10,800,000 shares of common stock, par value of $.001 per share, were outstanding as of June 30, 2000.

                               ASIA4SALE.COM INC.
                                    FORM 10Q

                                      INDEX
                                      -----


PART  1.  FINANCIAL  STATEMENTS
-------------------------------

ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)

Consolidated  balance sheets for December 31, 1999 and June 30, 2000 (attached).

Consolidated statements of income for six months ended June 30, 2000 (attached).

Consolidated statements of cash flow for six months ended June 30, 2000 (attached).

Notes  to  Consolidated  Financial  Statements

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

PART  II.  OTHER  INFORMATION
-----------------------------

ITEM  1.  LEGAL  PROCEEDINGS

ITEM  2.  CHANGES  IN  SECURITIES

ITEM  3.  DEFAULTS  IN  SECURITIES

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

ITEM  5.  OTHER  INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

EXHIBIT  27  TABLE

SIGNATURES

                                         ASIA4SALE.COM INC.
                                     Consolidated Balance Sheet
                                        As of June 30, 2000


                                               ASSETS


CURRENT ASSETS                                                        JUNE 30, 2000   DEC 31, 1999
                                                                     ---------------  -------------
 Cash or Cash Equivalents                                            $    1,430,149         16,893
 Accounts Receivable                                                         57,472         69,588
 Inventory                                                                  275,029              0
                                                                     ---------------  -------------
  Total Current Assets                                                    1,762,651         86,481

FIXED ASSETS
 Computer Equipment                                                          15,627          5,486
 Office Furniture                                                             5,685              0
 Accumulated Depreciation                                                    (2,131)          (115)
                                                                     ---------------  -------------
  Total Fixed (Net) Assets                                                   19,181          5,371

OTHER ASSETS
 Investments                                                                      0        100,000
 Notes Receivable                                                            27,500              0
 Refundable Deposits                                                          7,850              0
 Prepaid Insurance                                                            1,845              0
 Cash Advances                                                                5,500              0
 Goodwill (see NOTE 2.)                                                           0      5,000,000
 Accum. Amortization                                                              0     (5,000,000)
                                                                     ---------------  -------------
  Total Other Assets                                                         42,694        100,000

  TOTAL ASSETS                                                       $    1,824,526        191,852
                                                                     ===============  =============


                                LIABILITIES AND STOCKHOLDER'S EQUITY


CURRENT LIABILITIES
 Accounts Payable                                                    $       31,054          8,086
 Accrued Expenses                                                            25,000              0
 Commissions Payable                                                         27,188         40,752
 Notes Payable                                                               75,000        150,000
                                                                     ---------------  -------------
   Total Current Liabilities                                                158,241        198,838

STOCKHOLDER'S EQUITY
 Common Stock: 100,000,000 shares authorized at par value of $.001
 per share, 10,800,000 shares issued and outstanding.                        10,800         10,000
 Paid-In Capital in Excess of Par Value - Common                          6,989,200      4,990,000
 Accumulated Deficit                                                     (5,333,715)    (5,006,986)
                                                                     ---------------  -------------
  Total Stockholder's Equity                                              1,666,285         (6,986)

 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $    1,824,526        191,852
                                                                     ===============  =============

                                  ASIA4SALE.COM INC.
                           Consolidated Statements of Income


                                        THREE MONTHS ENDING       SIX MONTHS ENDING
                                              JUNE 30                  JUNE 30
                                         2000         1999        2000         1999
                                     ------------  ----------  -----------  ----------
REVENUES                             $    49,432           0      109,878           0
 Less Cost of Sales                        1,763           0        6,670           0
                                     ------------  ----------  -----------  ----------
  Gross Profit                            47,669           0      103,208           0

OPERATING EXPENSES
 Depreciation and Amortization                 0           0        2,017           0
 General & Administrative Expense        251,901      19,353      447,712      19,353
                                     ------------  ----------  -----------  ----------
  Total Operating Expenses               251,901      19,353      449,728      19,353

INCOME <LOSS> FROM OPERATIONS           (204,232)    (19,353)    (346,520)    (19,353)
                                     ------------  ----------  -----------  ----------

OTHER INCOME
 Interest Income                          17,041         336       19,791         336
                                     ------------  ----------  -----------  ----------
  Total Other Income                      17,041         336       19,791         336

NET INCOME                           $  (187,191)    (19,017)    (326,729)    (19,017)
                                     ------------  ----------  -----------  ----------

NET INCOME (LOSS) PER SHARE          $    (0.017)     (0.019)      (0.030)     (0.019)
                                     ------------  ----------  -----------  ----------

WEIGHTED AVERAGE SHARES OUTSTANDING   10,800,000   1,000,000   10,800,000   1,000,000
                                     ============  ==========  ===========  ==========

                               ASIA4SALE.COM INC.
                      Consolidated Statements of Cash Flow



                                                   SIX MONTHS ENDING
                                                  JUNE 2000   JUNE 1999
                                                 -----------  ----------

CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $ (326,729)    (19,017)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
 Depreciation Expense                                 2,017           0
 Accounts Receivable                                 57,472           0
 Inventory                                         (275,029)          0
 Accounts Payable                                    31,054           0
 Accrued Expenses                                    25,000           0
 Commission Payable                                  27,188           0
                                                 -----------  ----------
  Net Cash Flow Used by Operations                 (132,299)          0
                                                 -----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Computer Equipment                                  15,627           0
 Office Furniture                                     5,685           0
 Note Receivable                                     27,500           0
                                                 -----------  ----------
  Net Cash Used In Investing                         64,975           0
                                                 ===========  ==========

CASH FLOWS FROM FINANCING ACTIVITIES
 Common Stock Issued For Cash                    $2,000,000           0
                                                 -----------  ----------
  Net Cash Used In Financing                      2,000,000           0
                                                 -----------  ----------
NET INCREASE <DECREASE> IN CASH                   1,932,676           0
                                                 ===========  ==========

Cash at Beginning of Period                          16,893           0
                                                 -----------  ----------
Cash at End of Period                             1,430,149           0
                                                 -----------  ----------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest                                                  0           0
                                                 -----------  ----------
Income Taxes                                              0           0
                                                 -----------  ----------

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  Basis  of  Presentation

The consolidated balance sheet as of June 30, 2000, the consolidated statements of income for the period ended June 30, 2000, and the consolidated statements of cash flows for the period ended June 30, 2000 have been prepared by the Company without audit. The consolidated balance sheet as of December 31, 1999 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in income, results of operations and cash flows at June 30, 2000 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1999 Annual Report on Form 10-K. The results of operations for the periods ended June 30, 2000 and June 30, 1999 (see
NOTE 2.) are not indicative of the operating results for the respective full years.

NOTE  2.  Principles  of  consolidation

The condensed consolidated financial statements include the accounts of Asia4Sale.Com Inc., Asia4Sale.Com Ltd. and its wholly-owned subsidiary Asia Sales Phils. It should be noted that Asia4Sale.Com Ltd. was incorporated in Hong Kong under the Companies Ordinance on March 24, 1999. Aside from the statutory provision of authorized capital, as detailed in the company's Articles of Incorporation, there was no significant business activity conducted between the date of Incorporation and March 31, 1999.

NOTE  3.  Acquisitions

On February 7, 2000, the Company acquired Asia4Sale.Com Ltd. in exchange for 9,000,000 restricted common shares of Asia4Sale Com. Inc. Asia4Sale.Com Ltd. is headquartered in Hong Kong and was registered and incorporated under the Companies Ordinance of Hong Kong on March 24, 1999. Accordingly, all financial information included herein has been restated to reflect the combined operations of Asia4Sale.Com Inc., the acquired company Asia4Sale.Com Ltd and its wholly-owned Philippines subsidiary, Asia Sales Phils. Inc.

NOTE  4.  Current  Assets

As of June 30, 2000, current assets consist of $1,430,149 in cash, $57,472 in accounts receivable and $275,029 in inventory. Inventory is stated at cost and is comprised of 1) items acquired for resale by auction and valued at $265,129 and 2) undistributed promotional items valued at $9,900.

NOTE  5.  Property,  Plant  and  Equipment

Property, plant and equipment are carried at historical cost. Accumulated depreciation is calculated by the straight-line method.

NOTE  6.  Other  Assets

Other Assets consist of 1) short-term loan in the amount of $27,500 plus 10% interest due and payable within 12 months and 2) refundable deposits, prepaid insurance payments and travel advances totaling $15,185.

NOTE  7.  Current  Liabilities

As of June 30, 2000, current liabilities consist of $31,054 in accounts payable, $25,000 in accrued operating expenses, $27,188 in commissions and $75,000 in short-term debt. As of the end of the preceding fiscal period short-term debt consisted of two promissory notes in the amounts of $100,000 and $50,000 respectively, each due and payable within 12 months. The first debt was partially discharged ($25,000) and the second fully discharged ($50,000) in April, 2000.

NOTE  8.  Long-Term  Debt

As  of  June  30,  2000  the  Company  has  no  long-term  debt.

NOTE  9.  Shareholder's  Equity

Between February 7 and March 31, 2000 the Company issued 800,000 new restricted shares of its Common Stock at an offering price of $2.50 per share. The proceeds of this offering are to be used to fund capital and operating expenditures, future expansion and other financial contingencies.

NOTE  10.  Revenue  recognition

Revenues for the period were primarily derived from two sources: Asia4Sale.Com Ltd. and its subsidiary Asia Sales Phils. Inc.

Asia4Sale.Com Ltd operates a network of approximately 1,200 Internet-based storefronts, each of which functions as an Asia4Sale sales agency. Asia4Sale's share of revenues from these stores consists entirely of manufacturer's commissions on goods sold. All product procurement costs, shipping costs, and sales commissions are deducted from total revenues for the purposes of calculating Gross Profit.

Asia Sales Phils. Inc. is a wholly-owned subsidiary of Asia4Sale.com, Ltd. and is incorporated in the Philippines as a trading and investment company. As of June 30, 2000, the company's revenues have been derived from two sources: 1) an investment in Auction Asia International Inc., Subic Bay, Philippines and 2) the acquisition and subsequent re-sale by auction of heavy equipment.

NOTE  11.  Basic  (Loss)  Per  Share

Basic (Loss) per Common Share is based on the weighted average number of shares of Common Stock outstanding as of the respective dates: 10,275,556 as of June 30, 2000 and 1,000,000 as of June 30, 1999.


                ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                ------------------------------------------------
                FINANCIAL CONDITION AND RESULTS OF  OPERATION
                ---------------------------------------------


The  Company
------------

Asia4Sale.Com Inc. is the US-registered parent of Asia4Sale.com Ltd, a Hong Kong registered company acquired in February, 2000. Asia4Sale.com Ltd. was founded as a joint marketing venture between ZiaSun Technologies Inc., a publicly held U.S. Internet holding company and Cable & Wireless HKT, Hong Kong's primary full-service communications provider and owner/operator of Asia's largest commercial teleport.

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

ShoppingAsia  (www.asia4sale.com) is an e-commerce home shopping portal offering
               -----------------
a variety of affiliate marketing services. ShoppingAsia makes Asian products directly available to consumers worldwide. Any web user can open a store, stocked with products sourced by Asia4Sale, at no cost to the store operator. Asia4Sale's revenues from these stores consist entirely of commissions on goods sold. ShoppingAsia is currently in the process of introducing two new fee-based premium versions of this service which are expected to generate substantial additional revenues. The first of these 'premium' services will be introduced in August, 2000.

AuctionAsia  (www.auctionasia.net)  provides  Internet-based auction services to
              -------------------
businesses and consumers in the Asia region. Asia4Sale has also invested in physical auction companies and sites around Asia, combining this profitable business with its Internet auction business. Having established a base in the Asian industrial auction market, AuctionAsia is expanding to exploit the huge potential market offered by the sale of industrial-sized lots of Asian-made components and products. AuctionAsia feels that this is a niche with enormous growth potential: U.S. businesses, who are among the largest consumers of Asian-made components and raw materials, are familiar with the web auction process and will be natural customers for Asian businesses that wish to sell in this efficient and practical way. AuctionAsia will also continue its current strategy of investing in and providing Internet support for physical auctions of industrial equipment throughout Asia. This business is currently yielding solid revenues and earnings, which will be reinvested so as to develop the capacity to hold direct Internet auctions of Asian-made components, raw materials, and finished goods.

BarterAsia  (www.barterasia.net) was organized to develop and exploit the barter
             ------------------
potential of Asian economies. It functions as a third party record keeper for a group of businesses that trade goods and services instead of paying cash. Barter allows them to buy what they need and pay for it with otherwise unsold products and services, reducing cash outflow and converting unused assets to productive use. BarterAsia maintains an intricate barter system, achieving the same flexibility in barter trades that is offered through traditional cash transactions. Barterasia has recently concluded an agreement with the World Chinese Merchant Mutual Aid Union Association, a 200,000 member, Taiwan-based business association with a large and growing membership in the People's Republic of China. The association has pledged to work closely with BarterAsia and actively promote its barter exchange services. A formal joint-venture with the association is expected to be announced in the third quarter. To facilitate this arrangement, BarterAsia has undertaken to expand and strengthen its services by making them available in both simplified and traditional Chinese. The new Chinese language website is expected to be launched in August.

Results  of  Operations
-----------------------

Revenues for the six months ended June 30, 2000 were $109,878. No comparison with the corresponding period in 1999 is possible since there are no revenues reported for this period. The revenues, were derived in large part from the disposal of auction inventory. Revenues were approximately $11,000 less in the current three-month period than were reported in the preceding fiscal period but the company currently carries a large inventory of unsold industrial equipment that is expected to produce substantial revenues in the next fiscal quarter.

Gross profit for the period was $103,208 or 93% of net revenues. These high gross margins are expected to approximate industry norms as ShoppingAsia begins to contribute a larger portion of overall revenues.

Total Operating Expenses for the period were $447.712. There were no significant operating expenses reported for the comparable period in 1999. Operating expenses were approximately $56,000 higher in the current three-month period than were reported in the preceding fiscal period. This increase can be attributed to the opening of the new US sales office in Tempe, Arizona, the addition of new clerical support staff in Hong Kong and the outsourcing of some customer service functions.

The operating loss for the period was $346,520, or approximately $63,000 higher in the current period than was reported in the preceding fiscal period. The net loss for the period was $326,729 or $.030 per common share outstanding. The operating loss was partially offset by a substantial increase in interest income, from approximately $3,000 in the preceding period to approximately $20,000 in the most recent period. Income from operations are expected to improve as ShoppingAsia and BarterAsia both begin to contribute a greater share of revenues and the new fee-based 'premium' stores are introduced in August.

Financial  Condition,  Capital  Resources  and  Liquidity
---------------------------------------------------------

As of June 30, 2000 the Company had working capital of approximately $1.7 million. This compares with working capital of approximately $1.8 million at the end of the preceding fiscal period. Liquidity in future periods will be contingent upon internally generated cash flows, the ability to obtain adequate financing for capital expenditures and financing when needed, and the amount of increased working capital necessary to support expected growth. Based on current capitalization, and given the very favourable current ratio, it is believed that future cash flows from operations and the availability of alternative sources of external financing is sufficient to meet all anticipated requirements for planned operating and capital expenditures and should provide adequate liquidity for the foreseeable future.

Forward  Looking  Statements
----------------------------

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to develop its products, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART  II.  OTHER  INFORMATION

Item  1.  Legal  Proceedings

The  Company  is  not  party  to  any  legal  proceedings.

Item  2.  Changes  in  Securities

Not  applicable.

Item  3.  Defaults  in  Securities

Not  applicable.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

Not  applicable.

Item  5.  Other  Information

Not  applicable.

Item  6.  Exhibits  and  Reports  on  Form  8-K

a)  Exhibits:

Exhibit  27,  Financial  Data  Schedule.

b)  Reports  on  Form  8-K

No  reports  on  Form  8-K  were  filed  during the quarter ended June 30, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

James  Emberton
Chief  Financial  Officer


--------------------------------------
For:  ASIA4SALE.COM  INC.
(Registrant)

DATE:  5  August,  2000