Form 10QSB
period 2000-09-30
ASIA 4 SALE COM INC
filed 2000-11-20
CIK 1096298

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000


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

APPLICABLE  ONLY  TO  CORPORATE  ISSUERS:

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LAST PRACTICABLE DATE:
10,800,000 shares of common stock, par value of $.001 per share, were outstanding as of September 30, 2000.

                               ASIA4SALE.COM INC.
                                    FORM 10Q

                                      INDEX
                                      -----


PART  1.  FINANCIAL  STATEMENTS
-------------------------------

ITEM  1.  FINANCIAL  STATEMENTS  (UNAUDITED)

Consolidated balance sheets for December 31, 1999 and September 30, 2000 (attached).

Consolidated statements of income for nine months ended September 30, 2000 (attached).

Consolidated statements of cash flow for nine months ended September 30, 2000 (attached).

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

SIGNATURES

                                        ASIA4SALE.COM INC.
                                    Consolidated Balance Sheet
                                     As of September 30, 2000

                                              ASSETS


CURRENT ASSETS                                                        SEP 30, 2000   DEC 31, 1999
                                                                     --------------  -------------
 Cash or Cash Equivalents                                            $     718,612         16,805
 Accounts Receivable                                                        86,804         69,578
 Inventory                                                                  23,500              0
                                                                     --------------  -------------
  Total Current Assets                                                     828,916         86,383

FIXED ASSETS
 Computer Equipment                                                         58,507          5,486
 Furniture & Fixtures                                                       73,184              0
 Accumulated Depreciation                                                   -4,376           (115)
                                                                     --------------  -------------
  Total Fixed (Net) Assets                                                 127,315          5,371

OTHER ASSETS
 Investments                                                                27,500        100,000
 Notes Receivable                                                          214,919              0
 Refundable Deposits                                                        16,371              0
 Prepaid Rent                                                              118,334              0
 Prepaid Insurance                                                             436              0
 Cash Advances                                                               5,500              0
 Goodwill (see NOTE 2.)                                                    220,040      5,000,000
 Accum. Amortization                                                             0     (5,000,000)
                                                                     --------------  -------------
  Total Other Assets                                                       603,101        100,000

  TOTAL ASSETS                                                       $   1,559,332        191,754
                                                                     ==============  =============


                              LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
 Accounts Payable                                                    $      14,750         11,701
 Accrued Expenses                                                           66,236              0
 Commissions Payable                                                        27,188         40,752
 Notes Payable                                                              75,000        150,000
                                                                     --------------  -------------
   Total Current Liabilities                                               183,174        202,453

 Minority Interest (see NOTE 3.)                                           200,000              0

STOCKHOLDER'S EQUITY
 Common Stock: 100,000,000 shares authorized at par value of $.001
 per share, 10,800,000 shares issued and outstanding.                       10,800         10,000
 Paid-In Capital in Excess of Par Value - Common                         7,054,200      5,055,000
 Retained Earnings                                                      (5,075,842)    (5,075,842)
 Net Income                                                               (813,000)             0
                                                                     --------------  -------------
  Total Stockholder's Equity                                             1,176,158        (10,699)

 TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                          $   1,559,332        191,754
                                                                     ==============  =============

See  Notes  to  Consolidated  Financial  Statements.

                                  ASIA4SALE.COM INC.
                           Consolidated Statements of Income


                                        THREE MONTHS ENDING      NINE MONTHS ENDING
                                               SEP 30                  SEP 30
                                         2000         1999        2000         1999
                                     ------------  ----------  -----------  ----------
REVENUES                             $   200,664           0      278,511           0
 Less Cost of Sales                      182,799           0      189,469           0
                                     ------------  ----------  -----------  ----------
  Gross Profit                            17,865           0       89,042           0

OPERATING EXPENSES
 Depreciation and Amortization             2,245           0        4,262           0
 General & Administrative Expense        548,779      19,353      920,547      19,353
                                     ------------  ----------  -----------  ----------
  Total Operating Expenses               551,024      19,353      924,808      19,353

INCOME <LOSS> FROM OPERATIONS           (533,159)    (19,353)    (835,767)    (19,353)
                                     ------------  ----------  -----------  ----------

OTHER INCOME
 Interest Income                           2,975         336       22,766         336
                                     ------------  ----------  -----------  ----------
  Total Other Income                       2,975         336       22,766         336

NET INCOME                           $  (530,184)    (19,017)    (813,000)    (19,017)
                                     ------------  ----------  -----------  ----------

NET INCOME (LOSS) PER SHARE          $    (0.049)     (0.019)      (0.075)     (0.019)
                                     ------------  ----------  -----------  ----------

WEIGHTED AVERAGE SHARES OUTSTANDING   10,800,000   1,000,000   10,800,000   1,000,000
                                     ============  ==========  ===========  ==========

See  Notes  to  Consolidated  Financial  Statements.


                               ASIA4SALE.COM INC.
                      Consolidated Statements of Cash Flow

                                                   SIX MONTHS ENDING
                                                  SEP 2000    SEP 1999
                                                 -----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net Income                                      $ (813,000)   (19,017)
ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
PROVIDED BY OPERATING ACTIVITIES
 Depreciation & Amortization Expense                  4,262          0
 Accounts Receivable                                (86,804)   (69,578)
 Inventory                                          (23,500)         0
 Refundable Deposits                                (16,371)         0
 Prepaid Rent                                      (118,334)         0
 Prepaid Insurance                                     (436)         0
 Cash Advances                                       (5,500)         0
 Goodwill                                          (220,040)
 Accounts Payable                                    14,750     11,701
 Accrued Expenses                                    66,236          0
 Commission Payable                                  27,188     40,752
 Notes Payable                                       75,000    150,000
                                                 -----------  ---------
   Net Cash Flow Used by Operations                (358,550)   (17,125)
                                                 -----------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES
 Computer Equipment                                 (58,507)    (5,486)
 Office Furniture                                   (73,184)         0
 Note Receivable                                   (214,919)         0
                                                 -----------  ---------
  Net Cash Used In Investing                       (346,610)    (5,486)
                                                 ===========  =========

CASH FLOWS FROM FINANCING ACTIVITIES
 Common Stock Issued For Cash                    $2,000,000          0
                                                 -----------  ---------
  Net Cash Used In Financing                      2,000,000          0
                                                 -----------  ---------
NET INCREASE <DECREASE> IN CASH                   1,294,840    (22,611)
                                                 ===========  =========

Cash at Beginning of Period                          16,805          0
                                                 -----------  ---------
Cash at End of Period                               718,612     16,805
                                                 -----------  ---------

SUPPLEMENTAL CASH FLOW INFORMATION
Cash Paid For:
Interest                                                  0          0
                                                 -----------  ---------
Income Taxes                                              0          0
                                                 -----------  ---------

See  Notes  to  Consolidated  Financial  Statements.

NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS

NOTE  1.  Basis  of  Presentation

The consolidated balance sheet as of September 30, 2000, the consolidated statements of income for the period ended September 30, 2000, and the consolidated statements of cash flows for the period ended September 30, 2000 have been prepared by the Company without audit. The consolidated balance sheet as of December 31, 1999 was derived from audited consolidated financial statements. In the opinion of management, all adjustments (which include only normally recurring adjustments) necessary to present fairly the financial position, changes in income, results of operations and cash flows at September 30, 2000 (and for all periods presented) have been made.

Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the fiscal 1999 Annual Report on Form 10-K. The results of operations for the periods ended September 30, 2000 and September 30, 1999 (see NOTE 2.) are not necessarily indicative of the operating results for the respective full years.

It should be noted that the financial statements detailed in PART 1. ITEM 1. FINANCIAL STATEMENTS were prepared without the benefit of a full review and may require amendment once the review has been completed.

NOTE  2.  Principles  of  consolidation


The condensed consolidated financial statements include the accounts of Asia4Sale.Com Inc., Asia4Sale.Com Ltd. and WWA Worldwide Auctioneers (USA) Inc. and its wholly- owned subsidiaries doing business as WWA Auctioneers in Europe and Asia.

NOTE  3.  Acquisitions

On September 21, 2000 Asia4sale.com, Inc. concluded the formation of WWA World Wide Auctioneers, Inc., a Nevada registered company, doing business as World Wide Auctioneers in Europe, the Middle-East and Asia. Currently, Asia4sale.com, Inc. owns 80% of the newly formed company and plans to sell approximately 28% of its holdings to private investors. The remaining 20% is owned by Steverit Administration Services Ltd, St Clement, Jersey, Channel Islands. Accordingly, all financial information included herein has been restated to reflect the combined operations of Asia4Sale.com, Inc., Asia4Sale.com Ltd. (Hong Kong) and WWA World Wide Auctioneers, Inc. and its subsidiary companies in Europe, the Middle-East and Asia. The US $200,000 subscription from Steverit Administration Services Ltd. has been recorded in the Consolidated Statement of Financial
Position  as  a  minority  interest.

The newly formed WWA Worldwide Auctioneers, Inc. is comprised of six wholly-owned subsidiary companies:

WWA  HOLDINGS  AG  (GERMANY)

On July 4, 2000 Asia4Sale.com, Inc. completed the acquision of WWA Worldwide Auctioneers AG, 82205 Gilching, District of Starnberg, Germany, pursuant to an acquisition agreement dated June 19, 2000, between Asia4Sale.com, Inc. (the "Purchaser") and Cassima Immobilien Management AG, 66740 Saarlouis, District of Saarland, Germany (the "Seller"). WWA World Wide Auctioneers AG (formerly known as Ventus Immobilien Management AG) is a 'pre-incorporated' company with no prior trading history. Subsequent to the agreement, and pursuant to a special Shareholder's Meeting on June 19, 2000, the name of the acquired company was formerly changed to WWA Worldwide Auctioneers AG and its registered business premises relocated to Talhofstrasse 32a, D 82205 Gilching, District of Starnberg, Germany. In consideration of the sale of all the issued and outstanding capital stock of WWA Worldwide Auctioneers AG, consisting of 50,000 bearer shares without par value, the Company paid the Seller the sum of 50,000 Euros (approx. US $50,000). Subsequent to the acquisition, on July 11, 2000, the capital stock of the company was increased to 1,000,000 Euros (approx. US $1,000,000), 20% of which was subscribed by Steverit Administration Services, St Clement, Jersey, Channel Islands. The capital stock was further increased to 1.2 million Euros on July 20, 2000. On September 13, 2000, with the consent of the board of directors, the name of the company was formerly changed to WWA Holdings AG. The company's business address remains the same.

On September 30, 2000, pursuant to an agreement between both parties, Asia4Sale.com, Inc.and Steverit Administration Services, St. Clement, Jersey, Channel Islands, agreed to swap there respective holdings in WWA Holdings AG (see details below) for a propotionate share of the US parent company, WWA World Wide Auctioneers (USA) Inc. Thus each company will hold 12 million and 3 million shares, respectively. As noted earlier, Asia4Sale.com, Inc. plans to sell approximately 28% of its holdings in WWA World Wide Auctioneers (USA) Inc. to private investors.

WWA  WORLD  WIDE  AUCTIONEERS  (MUNICH)  AG

On September 13, 2000 WWA Holdings AG completed the acquisition of WWA Worldwide Auctioneers (Munich) AG, 82205 Gilching, District of Starnberg, Germany, pursuant to an acquisition agreement dated September 13, 2000, between WWA
Holdings AG (the "Purchaser") and Cassima Immobilien Management AG, 66740 Saarlouis, District of Saarland, Germany (the "Seller"). WWA World Wide Auctioneers (Munich) AG (formerly known as Tamera Immobilien Management AG) is a 'pre-incorporated' company with no prior trading history. Subsequent to the agreement, and pursuant to a special Shareholder's Meeting on September 13, 2000, the name of the acquired company was formerly changed to WWA Worldwide Auctioneers (Munich) AG and its registered business premises relocated to Talhofstrasse 32a, D 82205 Gilching, District of Starnberg, Germany. In consideration of the sale of all the issued and outstanding capital stock of WWA Worldwide Auctioneers (Munich) AG, consisting of 50,000 bearer shares without par value, the Company paid the Seller the sum of 50,000 Euros (approx. US

$50,000). At the time of the acquisition, the newly appointed board of directors adopted a resolution to increase the capital stock of the company by 400,000 Euros. The subscription was to become non-committal if the increase in capital stock is not registered by the end of 31/10/2000.

WORLD  WIDE  AUCTIONEERS  (BVI)  LTD.

On July 13, 2000 WWA Worldwide Holdings AG acquired Worldwide Auctioneers Ltd, a BVI-registered company with operations in the Jebel Ali Free Zone, Dubai, United Arab Emirates. Worldwide Auctioneers Ltd was incorporated on March 20, 2000 under the laws of the British Virgin Islands, with authorized capital of 50,000 shares with a par value of one US dollar per share, of which 50,000 shares, equivalent to US $50,000, were subscribed and paid up. In consideration of the sale of all the issued and outstanding capital stock of the company, WWA Holding AG agreed to pay the seller the sum of US $300,000. In addition to this sum, WWA Holdings AG also provided the newly acquired company with US $400,000, with the express proviso that these funds be used as working capital. That part of the US $300,000 acquisition price (US $220,040) deemed to have been paid in excess of book value (US $79,960) has been recorded for accounting purposes as 'goodwill'. At the time of writing operational control of the Dubai subsidiary is in the process of being transferred from the holding company to WWA World Wide Auctioneers (Munich) AG.

WORLDWIDE  AUCTIONEERS  B.V.

Worldwide Auctioneers B.V. is a Dutch-registered and wholly-owned subsidiary of WWA World Wide Auctioneers AG, with operations in Vlissingen, Netherlands. Share capital is set at 50,000 Dutch guilders or the equivalent of approx. US $25,000. Full operations are expected to commence once the registration of the company has been completed.

WWA  WORLD  WIDE  AUCTIONEERS  (S)  PTE  LTD.

At the time of writing the formation and registration of WWA Worldwide Auctioneers (S) PTE is pending. Full operations are expected to commence in early 2001. The Singapore company is a wholly-owned subsidiary of WWA World Wide Auctioneers (Munich) AG.

ASIA  SALES  PHILS.  INC.

In September, 2000, Asia Sales Phils. Inc. the wholly-owned Subic Bay, Philippines subsidiary of Asia4Sale.com Ltd., was formally acquired, pursuant to an acquisition agreement dated September 25, 2000, by WWA World Wide Auctioneers (Munich) AG. Asia Sales Phils. Inc. was incorporated on December 23, 1999 under the laws of the Republic of the Philippines with an authorized capital of forty thousand pesos divided into 40,000 shares each with a par value of One Peso per Share and paid-in capital of US $270,000. In consideration of the sale of all the issued and outstanding capital stock of the company, WWA

World Wide Auctioneers AG agreed to pay the seller the sum of US $300,000, on or before December 31, 2000. This represents the sum total of expenses incurred by Asia4Sale.com, Ltd. to establish Asia Sales Phils. Inc. and provide working capital for the purchase of capital assets.

NOTE  4.  Current  Assets

As of September 30, 2000, current assets consist of $718,612 in cash, $86,804 in receivables and $23,500 in inventory. Inventory is stated at cost and is comprised of 1) items acquired for resale by auction and valued at $13,600 and
2)  undistributed  promotional  items  valued  at  $9,900.

NOTE  5.  Property,  Plant  and  Equipment

Property, plant and equipment is valued at $131,691 and carried at historical cost. Accumulated depreciation is calculated by the straight-line method.

NOTE  6.  Other  Assets

As of September 30, 2000 Other Assets consist of (1) a short-term investment of $27,500, (2) a promissory note totaling $214,919, due and payable within 12 months, (3) refundable deposits, prepaid rent and insurance payments and travel advances totaling $140,642.

NOTE  7.  Current  Liabilities

As of September 30, 2000, current liabilities consist of $14,750 in trade payables, $66,236 in accrued operating expenses, $27,188 in commissions and $75,000 in short-term debt, due and payable within 12 months.

NOTE  8.  Long-Term  Debt

As  of  September  30,  2000  the  Company  has  no  long-term  debt.

NOTE  9.  Shareholder's  Equity

Between February 7 and March 31, 2000 the Company issued 800,000 new restricted shares of its Common Stock at an offering price of $2.50 per share. The proceeds of this offering are to be used to fund capital and operating expenditures, future expansion and other financial contingencies.

NOTE  10.  Revenue  recognition

Revenues for the period were primarily derived from two sources: Asia4Sale.Com Ltd. and WWA Worldwide Auctioneers Inc. and it's Dubai subsidiary. Asia4Sale.Com Ltd operates a network of approximately 1,800 Internet-based storefronts, each of which functions as an Asia4Sale sales agency. Asia4Sale's share of revenues from these stores consists entirely of manufacturer's commissions on goods sold. All product procurement costs, shipping costs, and sales commissions are deducted from total revenues for the purposes of calculating Gross Profit.

WWA Worldwide Auctioneers Inc. is a wholly-owned subsidiary of Asia4Sale.com Inc. and was incorporated in the state of Nevada on September 21, 2000. Its core business consists of acquiring heavy industrial and construction equipment, by purchase or consignment, for re-sale by auction. The company currently has operations in Germany, The Netherlands, Dubai, Singapore and Subic Bay, Philippines.

NOTE  11.  Basic  (Loss)  Per  Share
Basic (Loss) per Common Share is based on the weighted average number of shares of Common Stock outstanding as of the respective dates: 10,800,000 as of September 30, 2000 and 1,000,000 as of September 30, 1999.


     ITEM  2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
     ------------------------------------------------------------------------
     RESULTSOF  OPERATION
     --------------------


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

AuctionAsia  (www.auctionasia.net)  provides  Internet-based auction services to
              -------------------
businesses and consumers in the Asia region. Asia4Sale has also invested in physical auction companies and sites around Asia, combining this profitable business with its Internet auction business. Having established a base in the Asian industrial auction market, AuctionAsia is expanding to exploit the huge potential market offered by the sale of industrial-sized lots of Asian-made components and products. AuctionAsia feels that this is a niche with enormous growth potential: U.S. businesses, who are among the largest consumers of Asian-made components and raw materials, are familiar with the web auction process and will be natural customers for Asian businesses that wish to sell in this efficient and practical way. AuctionAsia will also continue its current strategy of investing in and providing Internet support for physical auctions of industrial equipment. In this connection, Asia4Sale.com, Inc. has recently acquired and capitalized World Wide Auctioneers Inc. (WWA), a Nevada registered company doing business as World Wide Auctioneers in Dubai (UAE), Germany, The Netherlands, Singapore and the Philippines. (See NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, NOTE 3. Acquisitions). The acquisition is wholly consistent with Asia4Sale's policy of investing in companies that complement its core Internet businesses.

Asia4Sale gains both strategic and financial benefits by acquiring WWA. The acquisition is expected to yield substantial new revenues and earnings for Asia4Sale while allowing the company to more fully exploit its policy of integrating its Internet-based auction and barter services with the conventional and very profitable auction markets for industrial and construction equipment.

In November, 2000, WWA plans to file its prospectus with the German authorities in order to raise equity capital for its worldwide operations. Once the Central Bank in Germany approves the prospectus, WWA will be able to offer its shares to investors living within the European Union. WWA's German registered subsidiary will also offer its shares in the EU in preparation for public listing in Frankfurt by year-end 2001. Among other projects, Asia4Sale and WWA are currently developing an Internet portal for the purchase, sale, auction and barter of industrial, construction, transportation and marine equipment. This one-stop record center, containing data from sales by hundreds of auctioneers, brokers, and dealers worldwide, will allow equipment owners to quickly and accurately estimate resale values on individual pieces of equipment and will allow buyers to develop accurate and timely cost estimates.

Asia4Sale will continue to augment and strengthen its solid, well-diversified foundation by investing in businesses and companies that help increase shareholder value.

BarterAsia  (www.barterasia.net) was organized to develop and exploit the barter
             ------------------
potential of Asian economies. It functions as a third party record keeper for a group of businesses that trade goods and services instead of paying cash. Barter allows them to buy what they need and pay for it with otherwise unsold products and services, reducing cash outflow and converting unused assets to productive use. BarterAsia maintains an intricate barter system, achieving the same flexibility in barter trades that is offered through traditional cash transactions. Barterasia has recently concluded an agreement with the World Chinese Merchant Mutual Aid Union Association, a 200,000 member, Taiwan-based business association with a large and growing membership in the People's

Republic of China. The association has pledged to work closely with BarterAsia and actively promote its barter exchange services. A formal joint-venture with the association is expected to be announced in the fourth quarter. To facilitate this arrangement, BarterAsia has undertaken to augment and expand its core barter business by adding new and functionally improved web-based barter services, to be launched in mid-November. The new site will be available in both English and Chinese and will be co-hosted in both the PRC and the United States.

Consistent with this policy of strategic expansion, Barter Asia has also signed a Memorandum of Understanding with Itex Corporation, a Sacramento-based barter services company currently spearheading the development of a global barter exchange consortium. Itex has signed similar M.O.A's with barter exchange companies in Asia, South America, Western Europe, the Middle-East and elsewhere. Barter Asia regards this as an exciting and potentially profitable initiative.

RESULTS  OF  OPERATIONS
-----------------------

Gross revenues for the nine months ended September 30, 2000 were $278,511. No comparison with the corresponding period in 1999 is possible since there are no revenues reported for this period. The revenues, were derived in large part from the acquisition and re-sale of heavy equipment and the disposal of auction inventory. Revenues were very substantially higher in the current three-month period than were reported in the preceding fiscal period. This improvement is largely due to the recent acquisition of WWA World Wide Auctioneers Inc. and the commencement of business operations in Dubai, UAE.

Gross profit for the nine months ended September 30, 2000 was $89,042 or approximately 47% of gross revenues. No comparison with the corresponding period in 1999 is possible since there are no revenues reported for this period. The high gross margins reported reflect the relatively large number of purchase and auction re-sales recorded in the preceding fiscal period. This trend is expected to change as a relatively greater amount of equipment is taken on consignment rather than acquired through outright purchase . ShoppingAsia is also expected to contribute a larger portion of overall revenues and this trend can also be expected to bring gross margins within industry norms.

Total Operating Expenses for the nine months ended September 30, 2000 were $924,808. No meaningful comparison with the corresponding period in 1999 is possible as there were no significant operating expenses reported for this corresponding period. Total Operating expenses were approximately $299,000 higher in the current three-month period than were reported in the preceding fiscal period. This increase can be attributed, in very large part, to the formation of WWA World Wide Auctioneers Inc. and the increased costs associated with acquiring and setting up its operating subsidiaries in western Europe, the Middle East and Asia.

The operating loss for the nine months ended September 30, 2000 was $806,550. No meaningful comparison with the corresponding period in 1999 is possible as there were no significant operating activities reported for this corresponding period. The operating loss was approximately $329,000 higher in the current three-month period than was reported in the preceding fiscal period.

The net loss for the nine months ended September 30, 2000 was $813,000 or $.075 per common share outstanding. In addition to the reasons cited above, the net loss can be partly attributed to a decline in interest income for the current three month period.

FINANCIAL  CONDITION,  CAPITAL  RESOURCES  AND  LIQUIDITY
---------------------------------------------------------

As of September 30, 2000 the Company and its subsidiaries had working capital of approximately $1.2 million. This compares with working capital of approximately $1.7 million at the end of the preceding fiscal period. Liquidity in future periods will be contingent upon internally generated cash flows, the ability to obtain adequate financing for capital expenditures and financing when needed, and the amount of increased working capital necessary to support expected growth. Based on current operating requirements and given the prospect for significantly improved revenues and earnings, management is confident that future cash flows from operations as well as the availability of alternative sources of external financing will be sufficient to meet all anticipated requirements for all planned operating and capital expenditures and should provide adequate liquidity for the foreseeable future.

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


                                    For:  ASIA4SALE.COM  INC.
                                          -----------------------
                                          (Registrant)



DATE:  November 14, 2000                  /S/ James  Emberton
                                          -----------------------
                                          James  Emberton
                                          Chief Financial Officer