Form 10KSB/A
period 1999-12-31
ASIA 4 SALE COM INC
filed 2002-04-17
CIK 1096298

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended DECEMBER 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from ____________ to ______________

     Commission  file  number  0-27735

                               ASIA4SALE.COM INC.
                   ------------------------------------------
                 (Name of small business issuer in its charter)

               NEVADA                                      77-0438927
     -----------------------------                       ---------------
    (State or other jurisdiction of                     (I.R.S. Employer
    incorporation  or organization)                  Identification Number)

            2465 WEST 12TH STREET, SUITE 2
                       TEMPE, AZ                                 85281-6935
       -------------------------------------                     ----------
      (Address of principal executive offices)                   (Zip Code)

                      Issuer's tel. number: (480) 505-0070
                      ------------------------------------

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


                                                  Yes   [   ]   No    [ X ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is met contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )


State issuer's revenues for its most recent fiscal year (Year Ended December 31, 1999): $-0-

The aggregate market value of the voting stock held by non-affiliates of the Registrant is $106,650,000 computed by reference to the closing bid price of the stock at March 30, 2000. This computation is based on the number of issued and outstanding shares held by persons other than directors and officers of the Registrant.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


         COMMON STOCK                           OUTSTANDING AT MARCH 31, 2000
         ------------                           -----------------------------
         Par Value $0.001 Per Share                   10,800,000 Shares


                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------
                                      None.

Transitional Small Business Disclosure Format
(Check  One)       Yes     [   ]  No     [ X ]


NOTE: This Form 10-KSB has been amended to restate the Registrant's audited financial statements for the year ended December 31, 1999. The financial statements included in the initial Form 10-KSB filed by the Registrant accounted for the acquisition of Asia4Sale.com Ltd. as having occurred in 1999. The acquisition did not occur until February 7, 2000. As a result, the restated financial statements treat the acquisition as not occurring until February 7, 2000. This results in substantial changes to the financial statements.

                                ASIA 4 SALE, INC.

                                   FORM 10-KSB

                       FISCAL YEAR ENDED DECEMBER 31, 1999

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS. . . . . . . . . . . . . . . . . . .   4
ITEM 2.  DESCRIPTION OF PROPERTY. . . . . . . . . . . . . . . . . . .   8
ITEM 3.  LEGAL PROCEEDINGS. . . . . . . . . . . . . . . . . . . . . .   8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS . . . . . . . . . . . . . . . . . . . . . .   8

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . .   8
ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . .   9
ITEM 7.  FINANCIAL STATEMENTS . . . . . . . . . . . . . . . . . . . .  10
ITEM 8.  CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES. . . . . . . . . . .  23

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
         CONTROL PERSONS; COMPLIANCE WITH SECTION
         16(a) OF THE EXCHANGE ACT. . . . . . . . . . . . . . . . . .  23
ITEM 10. EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . .  24
ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT. . . . . . . . . . . . . . . . . . . .  24
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . .  25
ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . .  25

         SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  26

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS


The Registrant (sometimes alternatively referred to in this report as the "Company" or "Asia4Sale") is a corporation, organized and existing under the laws of the State of Nevada, having been incorporated in September, 1996. The Registrant was formerly known as H&L Investments, Inc. The name of the corporation was changed to Asia4Sale.com, Inc. on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

As of December 31, 1999, the Company was engaged in no active business other than to search for an operating business to acquire.

On February 7, 2000, Asia4Sale.com Inc. acquired Asia4Sale.com Ltd, a Hong Kong registered company incorporated in Hong Kong in March, 1999. Asia4Sale.com Ltd. was founded as a joint marketing venture between ZiaSun Technologies Inc., a publicly held U.S. Internet holding company and Cable & Wireless HKT, Hong Kong's primary full-service communications provider and owner/operator of Asia's largest commercial teleport. The Company's business then became the business being operated by Asia4Sale.com Ltd. which is described hereafter. The remaining discussion of this report concerning the business of the Company and the Company's properties is current as of May 24, 2000 when the Company's Annual Report on Form 10-KSB was first filed, unless specified otherwise herein.

Asia4Sale is the first major e-commerce venture to specialize in linking Asia's producers of high quality, high value goods and services with buyers and markets around the world. With e-commerce offerings to date dominated by U.S. companies, the Asian emphasis allows Asia4Sale to offer highly competitive prices for Asian products with strong brand recognition. Asia4Sale's three-part structure allows the company to exploit both the business-to-consumer and business-to-business markets. Asia4Sale derives its revenues from three principal marketing sources:


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


AuctionAsia (www.auctionasia.net) provides Internet-based auction services to businesses and consumers in the Asia region. Asia4Sale has also invested in physical auction companies and sites around Asia, combining this profitable business with its Internet auction business. Having established a base in the Asian industrial auction market, AuctionAsia is expanding to exploit the huge potential market offered by the sale of industrial-sized lots of Asian-made components and products. AuctionAsia feels that this is a niche with enormous growth potential: U.S. businesses, who are among the largest consumers of Asian-made components and raw materials, are familiar with the web auction process and will be natural customers for Asian businesses that wish to sell in this efficient and practical way. AuctionAsia will also continue its current strategy of investing in and providing Internet support for physical auctions of industrial equipment throughout Asia. This business is currently yielding revenues and earnings, which will be reinvested so as to develop the capacity to hold direct Internet auctions of Asian-made components, raw materials, and finished goods.

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

The Company also rents facilities at Building 8480, Subic Bay Freeport Zone, Subic Bay, Philippines 2200. Annual payments for this facility are $4,680 per year. This facility houses the operations of Asia Sales Philippines, Inc., a wholly owned subsidiary.

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

          DATE                    HIGH PRICE              LOW PRICE

       Feb 18, 2000                $10.000                 $ 9.375
       Mar 01, 2000                $10.000                 $10.000
       Mar 15, 2000                $10.500                 $10.500
       Mar 30, 2000                $10.375                 $ 9.875
       Apr 14, 2000                $10.500                 $ 8.000
       Apr 28, 2000                $ 9.5000                $ 9.000
       May 16, 2000                $ 8.875                 $ 8.875

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS


Revenues for the fiscal year ended December 31, 1999 were $0. Revenues for the corresponding period in 1998 were $0. The Company had no revenues during the two fiscal years before it acquired Asia4Sale.com Ltd. on February 7, 2000.

Expenses for the fiscal year ended December 31, 1999 were $1,285 as compared to $100 for the year ended December 31, 1998.

Income (Loss) from Operations for the year ended December 31, 1999 was $1,285 and the Net Loss for the same period was $(1,285) or $(0.00) per common share outstanding.

FINANCIAL CONDITION, CAPITAL RESOURCES AND LIQUIDITY

The Company had no assets as of December 31, 1999. Liquidity in future periods will be contingent upon internally generated cash flows, the ability to obtain adequate financing for capital expenditures and financing when needed, and the amount of increased working capital necessary to support expected growth in the Company's subsidiary, Asia4Sale.com Ltd. which was acquired on February 7, 2000.

Between February 7 and March 31, 2000 the Company sold 800,000 new restricted shares of its Common Stock at an offering price of $2.50 per share. The proceeds of this offering were to be used to fund future expansion, planned capital and operating expenditures and other financial contingencies. As of March 31, 2000 the Company had working capital of approximately $1.8 million.

Based on capitalization as of March 31, 2000, the Company then believed that future cash flows from operations and the availability of alternative sources of external financing would be sufficient to meet all anticipated requirements for planned operating and capital expenditures and would provide adequate liquidity for the foreseeable future.


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

ITEM 7. FINANCIAL STATEMENTS


                              ASIA4SALE.COM, INC.
                   (FORMERLY H & L INVESTMENTS, INCORPORATED)
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 1999

                                    CONTENTS


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .  12

Balance Sheet. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . .  14

Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . . .  15

Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . .  16

Notes to the Financial Statements. . . . . . . . . . . . . . . . . . . . . .  17

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
Asia4Sale.com, Inc.
(Formerly H & L Investments, Incorporated)
(A Development Stage Company)
Tempe, Arizona

We have audited the accompanying balance sheet of Asia4Sale.com, Inc. (Formerly H & L Investment, Incorporated)(a development stage company) as of December 31, 1999 and the related statements of operations, stockholders' equity (deficit), and cash flows for the four months ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Asia4Sale.com, Inc. (Formerly H & L Investment, Incorporated)(a development stage company) for the year ended December 31, 1998 and for the eight months in the period ended August 31,1999 were audited by other auditors whose report dated September 1, 1999, expresses an unqualified opinion on the financial statements for August 31, 1999. Our opinion, insofar as it relates to the amounts for those periods, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia4Sale.com, Inc. (Formerly H & L Investment, Incorporated)(a development stage company) as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company's recurring losses from operations raises substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ HJ & Associates, LLC

HJ & Associates, LLC
Salt Lake City, Utah
February 15, 2002

                              ASIA4SALE.COM, INC.
                   (Formerly H & L Investments, Incorporated)
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS
                                     ------

                                                           December 31,
                                                               1999
                                                          --------------
CURRENT ASSETS

  Cash                                                    $           -
                                                          --------------

    TOTAL ASSETS                                          $           -
                                                          ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES

  Accounts payable                                        $           -
                                                          --------------

    Total Current Liabilities                                         -
                                                          --------------

    TOTAL LIABILITIES                                                 -
                                                          --------------

STOCKHOLDERS' EQUITY (DEFICIT)

  Common stock authorized: 100,000,000 common shares
    at $0.001 par value; 2,000,000 shares
    issued and outstanding                                        2,000
  Additional paid in capital                                        485
  Retained deficit                                               (1,200)
  Deficit accumulated during the development stage               (1,285)
                                                          --------------

    Total Stockholders' Equity (Deficit)                              -
                                                          --------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)  $           -
                                                          ==============

                              ASIA4SALE.COM, INC.
                   (Formerly H & L Investments, Incorporated)
                          (A Development Stage Company)
                            Statements of Operations

                                                            From
                                                      Inception of the
                                                         Development
                                       For the          Stage on July
                                     Years Ended          9, 1999
                                    December 31,          through
                            --------------------------  December 31,
                                1999          1998          1999
                            ------------  ------------  -------------

REVENUES                    $         -   $         -   $          -

EXPENSES

  General and administrative      1,285           100          1,285
                            ------------  ------------  -------------

    Total Expenses                1,285           100          1,285
                            ------------  ------------  -------------

LOSS FROM OPERATIONS             (1,285)         (100)        (1,285)
                            ------------  ------------  -------------

NET LOSS                    $    (1,285)  $      (100)  $     (1,285)
                            ============  ============  =============

BASIC LOSS PER SHARE        $     (0.00)  $     (0.00)
                            ============  ============

WEIGHTED AVERAGE NUMBER OF
  SHARES                      2,000,000     2,000,000
                            ============  ============

                                 ASIA4SALE.COM, INC.
                      (Formerly H & L Investments, Incorporated)
                             (A Development Stage Company)
                     Statements of Stockholders' Equity (Deficit)
            From Inception on September 23, 1996 Through December 31, 1999

                                                                                    Deficit
                                             Additional                           Accumulated
                                          Common Stock                             During the
                                      -------------------   Paid-in   Retained    Development
                                        Shares     Amount   Capital    Deficit       Stage
                                      ---------  --------  ---------  ----------  -------------

Balance at inception on
 September 23, 1996                           -  $      -  $      -   $       -   $          -

Common stock issued for services      2,000,000     2,000    (1,000)          -              -

Net loss from inception on
 September 23, 1998 to December 31,
 1996                                         -         -         -      (1,000)             -
                                      ---------  --------  ---------  ----------  -------------

Balance, December 31, 1996            2,000,000     2,000    (1,000)     (1,000)             -

Net loss for the year ended
 December 31, 1997                            -         -         -        (100)             -
                                      ---------  --------  ---------  ----------  -------------

Balance, December 31, 1997            2,000,000     2,000    (1,000)     (1,100)             -

Net loss for the year ended
 December 31, 1998                            -         -         -        (100)             -
                                      ---------  --------  ---------  ----------  -------------

Balance, December 31, 1998            2,000,000     2,000    (1,000)     (1,200)             -

Capital contributed by share holders          -         -     1,485           -              -

Net loss for the year ended
 December 31, 1999                            -         -         -           -         (1,285)
                                      ---------  --------  ---------  ----------  -------------

Balance, December 31, 1999            2,000,000  $  2,000  $    485   $  (1,200)  $     (1,285)
                                      =========  ========  =========  ==========  =============

                                       ASIA4SALE.COM, INC.
                           (Formerly H & L Investments, Incorporation)
                                   (A Development Stage Company)
                                     Statements of Cash Flows

                                                                                          From
                                                                                      Inception of
                                                                                      the Develop-
                                                               For the                 ment Stage
                                                             Years Ended               on July 9,
                                                             December 31,             1999 through
                                                     ------------------------------   December 31,
                                                          1999            1998            1999
                                                     --------------  --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                           $      (1,285)  $        (100)  $      (1,285)
  Adjustments to reconcile net loss to net cash used
   by operating activities:
  Changes in operating assets and liability accounts:
    Increase (decrease) in accounts payable                   (200)            100            (200)
                                                     --------------  --------------  --------------

      Net Cash (Used) by Operating Activities               (1,485)              -          (1,485)
                                                     --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES                             -               -               -
                                                     --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES

  Capital contributed by shareholder                         1,485               -           1,485
                                                     --------------  --------------  --------------

    Net Cash Provided by Financing Activities                1,485               -           1,485
                                                     --------------  --------------  --------------

NET (DECREASE) IN CASH                                           -               -               -

CASH AT BEGINNING OF PERIOD                                      -               -               -
                                                     --------------  --------------  --------------

CASH AT END OF PERIOD                                $           -   $           -   $           -
                                                     ==============  ==============  ==============

CASH PAYMENTS FOR:

  Income taxes                                       $         250   $           -   $         250
  Interest                                           $           -   $           -   $           -

SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

                               ASIA4SALE.COM, INC.
                   (Formerly H & L Investments, Incorporated)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          a.  Organization

          The Company was incorporated under the laws of the State of Nevada on September 23, 1996. The Company ceased all operating activities during the period from September 23, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999, the Company obtained a Certificate of renewal from the State of Nevada. Since July 9, 1999, the Company has been in the developmental stage, and has not commenced planned principal operations.

          The company has no products or services as of December 31, 1999. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

          b.  Cash  and  Cash  Equivalents

          For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

          c.  Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of asset and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported period. Actual results could differ from those estimates.

          d.  Basic  Loss  Per  Share

          The following is an illustration of the reconciliation of the numerators and denominators of the basic loss per share calculation:

                                                           For the
                                                         Years Ended
                                                         December 31,
                                                   ------------------------
                                                      1999         1998
                                                   -----------  -----------
Net loss (numerator)                               $   (1,285)  $     (100)

Weighted average shares outstanding (denominator)   2,000,000    2,000,000
                                                   -----------  -----------

Basic loss per share                               $    (0.00)  $    (0.00)
                                                   ===========  ===========

          Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

                               ASIA4SALE.COM, INC.
                   (Formerly H & L Investments, Incorporated)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          e.  Revenue  Recognition

          The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

          f.  Subsequent  Accounting  Pronouncements

          The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the company's financial statements.

          The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's financial statements.

          The Company had adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's financial statements.

                              ASIA4SALE.COM, INC.
                   (Formerly H & L Investments, Incorporated)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f.  Subsequent  Accounting  Pronouncements  (Continued)

          SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board (FASB) adopted Statement of Financial Accounting Standards SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending April 30, 2002 for the Company.

          SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill. The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

          SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."
          Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

          While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

                              ASIA4SALE.COM, INC.
                   (Formerly H & L Investments, Incorporated)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          f.  Subsequent  Accounting  Pronouncements  (Continued)

          SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's financial statements, when it becomes effective, will not be significant.

          SFAS NO. 144 -- On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations
          Reporting  the  Effects  of  Disposal  of  a  Segment  of a Business."

          SFAS  144  develops  one  accounting model (based on the model in SFAS
          121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under "discontinued operations" in the financial statements amounts for operating losses that have not yet occurred. Additionally, FAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

          While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 144 on the Company's financial statements, when it becomes effective, will not be significant.

                              ASIA4SALE.COM, INC.
                   (Formerly H & L Investments, Incorporated)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 2 -  INCOME TAXES

          At December 31, 1999, the Company has an operating loss carryforward available to offset future taxable income of approximately $2,500 which will expire in 2019. If substantial changes in the Companys ownership should occur, there would also be an annual limitation of the amount of NOL carryforwards which could be utilized. No tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

          The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

                                      For the Years Ended
                                         December  31,
                                      -------------------
                                         1999      1998
                                      ---------  --------
Income tax benefit at statutory rate  $    494   $    38
Change in valuation allowance             (494)      (38)
                                      ---------  --------

                                      $      -   $     -
                                      =========  ========

          Deferred tax assets (liabilities) are comprised of the following:

                                      For the Years Ended
                                         December  31,
                                      -------------------
                                         1999      1998
                                      ---------  --------
Income tax benefit at statutory rate  $    950   $   456
Change in valuation allowance             (950)     (456)
                                      ---------  --------

                                      $      -   $     -
                                      =========  ========

          Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 3 -  DEVELOPMENTAL STAGE COMPANY

          The Company has not begun principal operation and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 -  COMMITMENTS

          As of December 31, 1999 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilitates.

                               ASIA4SALE.COM, INC.
                   (Formerly H & L Investments, Incorporated)
                          (A Development Stage Company)
                        Notes to the Financial Statements
                           December 31, 1999 and 1998

NOTE 5 -  STOCK  SPLIT

          On May 6, 1999 the Board of Directors authorized a 1,000 for 1 forward stock split, changed the authorized number of shares to 100,000,000 shares and the par value to $.001 for the Company's common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

NOTE 6 -  GOING CONCERN

          The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not established revenues sufficient to cover its operating costs and allow it to continue as a going concern. Management intends to raise additional funds through private placements and to seek a merger with an existing, operating company. In the interim, it has committed to meeting the Company's minimal operating expenses.

NOTE 7 -  RELATED PARTY TRANSACTION

          A shareholder of the company paid $1,485 to the company to pay for the Company's operating expenses. This payment to the company was recorded as an increase to additional paid in capital.

NOTE 8 -  SUBSEQUENT EVENTS

          On February 7, 2000 the Company acquired Asia 4 Sale.com, Ltd. (Ltd), a corporation, and its wholly owned subsidiary by issuing 9,000,000 shares of restricted common stock. The transaction will be accounted for as a purchase.

          In August 2000 the Company acquired a 72.2% interest in WWA WorldWide Auctioneers (USA), Inc. (WWA), a Nevada Corporations with subsidiaries in Germany, The Netherlands, United Arab Emirates and Singapore. The Company paid $980,000 cash for 7,800,000 shares.

          In 2001, the Company transferred 200,000 of these share to venders and employees for services rendered. Subsequent to the acquisition WWA has issued additional shares diluting the Company's percentage of ownership. The transaction will be accounted for as a purchase.

          In September 2000 the Company sold the subsidiary of Ltd to WWA in exchange for debt of $280,000.

          In December 2000 the Company approved a 2 for 1 forward stock split. The financials have been retroactively adjusted to reflect this split.

          In 2000, the Company sold 800,000 (pre-split) shares of stock for cash. The shares were issued in 2001. In 2001, the Company sold 4,863,000 (post-split) shares of stock for cash. Of these shares 1,963,000 shares were issued in November 2001 and the balance are due to be issued in April 2002.

ITEM 8. CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

There is no information relevant to the Registrant which occurred during the two most recent fiscal years ended on or prior to December 31, 1999 which must be disclosed under Item 8. On August 24, 2001, the Registrant filed a Current Report on Form 8-K announcing that the Registrant, on May 15, 2001, formally dismissed HJ & Associates L.L.C. as its certifying accountant, and that on February 21, 2001 the Registrant entered into an engagement letter with Grant Thornton Hong Kong to assume the role of its new certifying accountant. On December 31, 2001, the Registrant filed a Current Report on Form 8-K announcing that the Registrant, on November 19, 2001, formally dismissed Grant Thornton Hong Kong as its certifying accountant, and that on November 7, 2001 the Registrant entered into an engagement letter with HJ & Associates, L.L.C. to assume the role of its new certifying accountant. Both of these Current Reports on Form 8-K are incorporated herein by this reference.


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

ADRIAN  WIEST,  VICE  PRESIDENT  FOR  AUCTION  OPERATIONS

Mr. Wiest has spent the last 5 years as Territory Manager for the Asian hub of the world's largest industrial auction firm, and before that was Equipment Superintendent for a construction firm with operations throughout Asia. He is intimately acquainted with both buy-side and sell-side industrial equipment markets throughout Asia, and with the industrial auction process.


ERIC  MONTANDON,  DIRECTOR

Mr. Montandon, age 36, graduated with a Bachelor's Degree in Business finance from Arizona State University in 1988. He was involved in commercial real estate consulting and appraisal in Phoenix, Arizona until moving overseas in 1992. He started a design and printing operation in Subic Bay, Philippines in 1994, and operated it successfully until its subsequent sale and merger into a U.S. public company in late 1998. He became a board member of Asia4Sale.com, Inc. in February 2000. He was instrumental in Asia4Sale's acquisition and development of WWA Worldwide Auctioneers, Inc., and has expanded his role to include all areas of finance, operations and administration of both Asia4Sale and WWA.


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

       NAME                         NO.  SHARES                PERCENT
       ----                         -----------                -------

1.     Brian  J.  Hodgson                  -0-                     0%

2.     James  Emberton                     -0-                     0%

3.     Gregory  F.  Hunter                 -0-                     0%

4.     Adrian  Wiest                       -0-                     0%

5.     Eric  Montandon                     -0-                     0%

6.     Zia  Sun  Technologies,  Inc.    2,700,000                 25%

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS


There is no information relevant to the Registrant which must be disclosed under
Item 12 for the two fiscal years ended December 31, 1999 or from that date until the date the initial Form 10-KSB Annual Report for the year ended December 31, 1999 was filed.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

    (a)     Exhibits.  None.
            --------

    (b)     Reports  on  Form  8-K.  There  were  no current reports on Form 8-K
            ----------------------
            filed by the Registrant during the fourth quarter of the year ended December 31, 1999.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ASIA4SALE.COM  INC.



DATE:  April 10, 2002           By  /s/  Eric Montandon
                                  ----------------------------------------------
                                  Eric Montandon, Chief Executive Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



DATE:  April 10, 2002             /s/  Eric Montandon
                                  ----------------------------------------------
                                  Eric Montandon, Chief Executive Officer, Chief
                                  Financial Officer, Chief Accounting Officer
                                  and Director



DATE:  April 11, 2002             /s/  Carl  van  Lieshout
                                  ----------------------------------------------
                                  Carl  van  Lieshout,  President,
                                  Chief  Operating  Officer  and  Director



DATE:  April 10, 2002            /s/  Brian  Hodgson,  Director
                                  ----------------------------------------------
                                  Brian  Hodgson,  Director