Form 10QSB/A
period 2000-03-31
ASIA 4 SALE COM INC
filed 2006-01-23
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 0-27735

ASIA4SALE.COM, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	77-0438927 (IRS Employer Identification Number)

2465 West 12th Street, Suite # 2, Tempe, AZ 85281-6935
(Address of Principal Executive Office)          (Zip Code)

(480) 505-0070
(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                   No    X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2000 was 10,492,000.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we” and “us” refer to Asia4Sale.com, Inc. The accompanying balance sheets of the Company, at March 31, 2000 and December 31, 1999, and related statements of operations and cash flows for the three months ended March 31, 2000 and 1999 and the period from inception of the development stage on July 9, 1999 through March 31, 2000, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2000, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2000.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                            Balance Sheets

            ASSETS

                                                                                                 March 31,             December 31,
                                                                                                   2000                    1999
                                                                                            --------------------    --------------------
                                                                                            --------------------    --- ----------------
                                                                                                (Unaudited)
CURRENT ASSETS

           Cash                                                                             $         1,229,275     $
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 Total Current Assets                                                 1,229,275
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

FIXED ASSETS

           Equipment, Net
                                                                                                          6,685                       -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 Total Fixed Assets
                                                                                                          6,685                       -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

OTHER ASSETS

           Deposits
                                                                                                          3,450                       -
           Prepaid expenses
                                                                                                          5,280                       -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                                                                                                                      -
                                 Total Other Assets
                                                                                                          8,730                       -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 TOTAL ASSETS                                               $         1,244,690     $
                                                                                                                                      -
                                                                                            === ================    === ================
                                                                                            === ================    === ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

           Accounts payable and accrued expenses                                            $             2,118     $
                                                                                                                                      -
           Net liabilities from discontinued operations                                                  75,915
                                                                                                                                      -
           Notes payable                                                                                 20,000
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 Total Current Liabilities                                               98,033
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

           Common stock; 100,000,000 shares authorized,
             at $0.001 par value,  10,492,000 and 1,000,000 shares
             issued and outstanding, respectively                                                        10,492                   1,000
           Additional paid-in capital                                                                 1,221,993                   1,485
           Deficit accumulated prior to the development stage                                           (1,200)                 (1,200)
           Deficit accumulated during the development stage                                            (84,628)                 (1,285)
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 Total Stockholders' Equity (Deficit)                                 1,146,657
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 TOTAL LIABILITIES AND STOCKHOLDERS'
                                   EQUITY (DEFICIT)                                         $         1,244,690     $
                                                                                                                                      -
                                                                                            === ================    === ================
                                                                                            === ================    === ================

                              The accompanying notes are an integral part of these financial statements.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                 Statements of Operations (Unaudited)

                                                                                                                    From Inception
                                                                                                                  of the Development
                                                                                                                        Stage
                                                                             For the Three                            on July 9,
                                                                              Months Ended                           1999 Through
                                                                               March 31,                              March 31,
                                                              ---------------------------------------------
                                                              -------------------- -- ---------------------
                                                                     2000                     1999                       2000
                                                              --------------------    ---------------------    -------------------------
                                                              --- ----------------    ---- ----------------    ---- --------------------

REVENUES                                                      $                        $                       $
                                                                                -                        -                            -
                                                              --- ----------------    ---- ----------------    ---- --------------------
                                                              --- ----------------    ---- ----------------    ---- --------------------

EXPENSES

       General and administrative                                                                                                11,011
                                                                            9,726                        -
       Depreciation
                                                                                -                        -                            -
                                                              --- ----------------    ---- ----------------    ---- --------------------
                                                              --- ----------------    ---- ----------------    ---- --------------------

              Total Expenses                                                                                                     11,011
                                                                            9,726                        -
                                                              --- ----------------    ---- ----------------    ---- --------------------
                                                              --- ----------------    ---- ----------------    ---- --------------------

OTHER INCOME

       Interest income                                                                                                            2,298
                                                                            2,298                        -
                                                              --- ----------------    ---- ----------------    ---- --------------------
                                                              --- ----------------    ---- ----------------    ---- --------------------

              Total Other Income                                                                                                  2,298
                                                                            2,298                        -
                                                              --- ----------------    ---- ----------------    ---- --------------------
                                                              --- ----------------    ---- ----------------    ---- --------------------

LOSS FROM CONTINUING OPERATIONS                                           (7,428)                                               (8,713)
                                                                                                         -
                                                              --- ----------------    ---- ----------------    ---- --------------------
                                                              --- ----------------    ---- ----------------    ---- --------------------

LOSS FROM DISCONTINUED OPERATIONS                                        (75,915)                                              (75,915)
                                                                                                         -
                                                              --- ----------------    ---- ----------------    ---- --------------------
                                                              --- ----------------    ---- ----------------    ---- --------------------

NET LOSS                                                      $          (83,343)     $                        $               (84,628)
                                                                                                         -
                                                              === ================    ==== ================    ==== ====================
                                                              === ================    ==== ================    ==== ====================

BASIC LOSS PER SHARE                                          $            (0.01)     $               0.00
                                                              === ================    ==== ================
                                                              === ================    ==== ================

WEIGHTED AVERAGE NUMBER
  OF SHARES OUTSTANDING                                                 5,246,000                1,000,000
                                                              === ================    ==== ================
                                                              === ================    ==== ================

                              The accompanying notes are an integral part of these financial statements.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                 Statements of Cash Flows (Unaudited)

                                                                                                                        From Inception
                                                                               For the Three                              on July 9,
                                                                                Months Ended                             1999 Through
                                                                                 March 31,                                March 31,
                                                                              ----------------- -- --- ------------
                                                                              ----------------- -- ----------------
                                                                                    2000                1999                 2000
                                                                              -----------------    ----------------    -----------------
                                                                              --- -------------    --- ------------    --- -------------

CASH FLOWS FROM OPERATING ACTIVITIES

            Net loss                                                          $       (83,343)     $                   $       (84,628)
                                                                                                                 -

            Adjustments to reconcile net loss to
              net cash used by operating activities:
                      Discontinued operations                                                                                    75,915
                                                                                        75,915                   -
            Changes in operating assets and liabilities
                      Increase in deposits                                             (3,450)                                  (3,450)
                                                                                                                 -
                      Increase in prepaid expenses                                     (5,280)                                  (5,280)
                                                                                                                 -
                      Increase in accounts payable                                                                                1,918
                                                                                         2,118                   -
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                                Net Cash Used by Operating Activities
                                                                                       (14,040)                   -             (15,525)
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                                 CASH FLOWS FROM INVESTING ACTIVITIES

                      Purchase of fixed assets
                                                                                        (6,685)                   -              (6,685)
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                                Net Cash Used by Investing Activities
                                                                                        (6,685)                   -              (6,685)
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

                      Common stock issued for cash                                   1,230,000                                1,230,000
                                                                                                                 -
                      Capital contributed by shareholder
                                                                                              -                   -                1,485
                      Cash received on notes payable
                                                                                         20,000                   -               20,000
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                                Net Cash Provided by Financing Activities            1,250,000                                1,251,485
                                                                                                                 -
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                      NET DECREASE IN CASH                                           1,229,275                                1,229,275
                                                                                                                 -

                      CASH AT BEGINNING OF PERIOD
                                                                                              -                   -                    -
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                      CASH AT END OF PERIOD                                   $      1,229,275     $                   $      1,229,275
                                                                                                                 -
                                                                              === =============    === ============    === =============
                                                                              === =============    === ============    === =============

                                                                                   SUPPLIMENTAL DISCLOSURES OF
            CASH FLOW INFORMATION

            CASH PAID FOR:

                      Interest                                                $                                        $
                                                                                                -     $             -                    -
                      Income Taxes                                            $                                        $
                                                                                                -     $             -                    -

                              The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.

(A Development Stage Company)Notes
to the Financial Statements

NOTE 1 - ORGANIZATION AND HISTORY

        The financial statements presented are those of Asia4Sale.com, Inc. (the Company).

The Company was incorporated under the laws of the State of Nevada on September 23, 1996. The Company was without operations during the period from September 23, 1996 to July 9, 1999. On February 7, 2000, the Company acquired Hong Kong registered Asia4Sale.com, Ltd. and commenced planned principal operations as a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services to the Asian market place.

NOTE 2 - GOING CONCERN
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

The ability of the Company to continue as a going concern is ultimately dependent upon its ability to generate revenue and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT EVENTS
During the period ended March 31, 2000, the Company issued 9,000,000 shares of its common stock to the shareholders of Asia4Sale.com, Ltd. in exchange for 100% of the issued and outstanding shares of Asia4Sale.com, Ltd.

During the period ended March 31, 2000, the Company issued 492,000 shares of common stock for $1,230,000 in cash.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this periodic report. The Company’s fiscal year end is December 31.

This report and the exhibits attached hereto contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include, without limitation, statements as to management’s good faith expectations and beliefs, which are subject to inherent uncertainties which are difficult to predict and may be beyond the ability of the Company to control. Forward-looking statements are made based upon management’s expectations and belief concerning future developments and their potential effect upon the Company. There can be no assurance that future developments will be in accordance with management’s expectations or that the effect of future developments on the Company will be those anticipated by management.

The words “believes,” “expects,” “intends,” “plans,” “anticipates,” “hopes,” “likely,” “will,” and similar expressions identify such forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause the actual results, performance or achievements of the Company, or industry results, to differ materially from future results, performance or achievements expressed or implied by such forward-looking statements.

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties as to business development related to the recent acquisition of Asia4Sale.com, Ltd.; (iii) the ability of the Company to achieve sufficient revenues from the operation of Asia4Sale.com; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 1999.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB/A.

Plan of Operation

The Company

The Company is a corporation, organized and existing under the laws of the State of Nevada, having been incorporated in September 1996 as “H&L Investments, Inc.” The name of the corporation was changed to Asia4Sale.com, Inc. on December 22, 1999.

As of December 31, 1999, the Company was engaged in no active business other than the search for an operating business to acquire.

The Company acquired Asia4Sale.com, Ltd. as a wholly owned subsidiary on February 7, 2000 in exchange for 9,000,000 common shares. We commenced operations as a software development company, intending to design and build a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services in the Asian market place.

We were focused on linking Asia’s producers of high quality, high value goods and services with buyers and markets around the world. E-commerce offerings were dominated by U.S. companies. Our emphasis on Asia was to enable us to offer highly competitive prices for Asian products with strong brand recognition. The Company’s three-part sale structure was designed to enable us to exploit both the business-to-consumer and business-to-business markets.

We expected to derive sales revenues from three principal web based sources:

ShoppingAsia (www.asia4sale.com) was an e-commerce home shopping portal that offered a variety of affiliate marketing services. ShoppingAsia was designed to make Asian products directly available to consumers worldwide. Any web user could open a store, stocked with products sourced by us, at no cost to the store operator. The Company expected that sales revenues from these stores would consist entirely of commissions on goods sold.

AuctionAsia (www.auctionasia.net) was to provide Internet-based auction services for industrial sized lots of Asian-made components and products to businesses and consumers in the Asia region. Businesses based in the United States, were among the largest consumers of Asian-made components and raw materials, and were familiar with the web auction process. AuctionAsia also intended to pursue a strategy of investing in and providing Internet support for physical auctions of industrial equipment throughout Asia.

BarterAsia was to be organized to develop and exploit the barter potential of Asian economies. The site was to function as a third party record keeper for a group of businesses that would trade goods and services instead of paying cash. Barter would allow them to buy what they need and pay for it with otherwise unsold products and services, reducing cash outflow and converting unused assets to productive use.

Results of Operations

During the three month period ended March 31, 2000, the Company acquired Asia4Sale.com, Ltd. and initiated a private placement to fund the development of its newly acquired B2B and B2C operations. The Company completed a private placement of 492,000 shares of common stock for gross proceeds of $1,236,000. However, the Company did not expect to realize revenues within the first twelve months of operation as Asia4Sale.com, Ltd. was in the development stage.

Net Losses

For the period from July 9, 1999 to March 31, 2000, the Company recorded an operating loss of $84,628. The Company’s operating losses were primarily attributable ($75,915) to the discontinuation of certain segments of our B2B and B2C businesses and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expected to continue to operate at a loss through fiscal 2000 and due to the nature of its B2B and B2C businesses could not determine whether it would ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to March 31, 2000.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $1,229,275 and total assets of $1,244,690 with total liabilities of $98,033 as of March 31, 2000. These assets consist of cash on hand of $1,229,275 and equipment, deposits and pre-paid expenses. Net stockholders equity in the Company was $1,146,657 at March 31, 2000.

During the first three months of 2005 the Company conducted a private placement of its common stock at a price of $2.50 per share to fund development of Asia4Sale.com, Ltd.‘s business. The Company had raised a total of $1,230,000 and authorized the issuance of 492,000 shares of common stock.

Cash flow used in operating activities was $14,040 for the three month period ended March 31, 2000 as compared to cash flow used in operating activities of $0 for the three month period ended March 31, 1999. Cash flow was used in operating activities was due in large part to an increase in net losses over the comparative three month periods.

Cash flow provided from financing activities was $1,250,000 for the three month period ended March 31, 2000 as compared to cash flow provided from financing activities of $0 for the three month period ended March 31, 1999. Funds realized from financing activities in the current three month period from the sale of common equity in the amount of $1,230,000 and advances from a significant shareholder of the Company in the amount of $20,000.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 1999 included in the Company’ Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,285 as of December 31, 1999, which increased to $84,628 as of March 31, 2000. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2000. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2000 and 1999.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2000, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2000 the Company authorized the issuance of 492,000 shares of common stock to certain individuals in exchange for cash consideration of $2.50 a share or $1,230,000 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to purchasers who were outside the United States at the time the subscriptions originated, and ensuring that the subscribers were non-U.S. persons with addresses in foreign countries.

On February 7, 2000, the Company authorized the issuance of 9,000,000 shares of common stock to certain individuals in exchange for 100% of Asia4Sale.com, Ltd. pursuant to the terms of a stock exchange agreement. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

The Company complied with the requirements of Regulation S by having no directed selling efforts made in the United States, by selling only to purchasers who were outside the United States at the time the subscriptions originated, and ensuring that the subscribers were non-U.S. persons with addresses in foreign countries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia4Sale.com, Inc.

Date: January 23, 2006

By: /s/ Eric Montandon

Eric Montandon

Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer, and Director

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
31	Attached

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.