Form 10QSB/A
period 2000-03-31
ASIA 4 SALE COM INC
filed 2006-01-23
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A-2

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

During the first three months of 2000 the Company conducted a private placement of its common stock at a price of $2.50 per share to fund development of Asia4Sale.com, Ltd.‘s business. The Company had raised a total of $1,230,000 and authorized the issuance of 492,000 shares of common stock.

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