Form 10QSB/A
period 2000-06-30
ASIA 4 SALE COM INC
filed 2006-01-23
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2000.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2000 was 10,762,280.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - June 30, 2000 (unaudited) and December 31, 1999	4
Statements of Operations - three months and six months ended June 30, 2000 and 1999 and the period from inception on July 9, 1999 to June 30, 2000 (unaudited)	5
Statements of Cash Flows - six months ended June 30, 2000 and 1999 and the period from inception on July 9, 1999 to June 30, 2000 (unaudited)	6
Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operations	8
Item 3. Controls and Procedures	10
Part II. - Other Information
Item 1. Legal Proceedings	11
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	11
Item 3. Defaults Upon Senior Securities	11
Item 4. Submission of Matters to a Vote of Security Holders	11
Item 5. Other Information	11
Item 6. Exhibits	13
Signatures	12
Exhibits	13

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we” and “us” refer to Asia4Sale.com, Inc. The accompanying balance sheets of the Company, at June 30, 2000 and December 31, 1999, and related statements of operations and cash flows for the three months ended June 30, 2000 and 1999 and the period from inception of the development stage on July 9, 1999 through June 30, 2000, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2000, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2000.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                            Balance Sheets

            ASSETS

                                                                                                 June 30,              December 31,
                                                                                                   2000                    1999
                                                                                            --------------------    --------------------
                                                                                            --------------------    --- ----------------
                                                                                                (Unaudited)
CURRENT ASSETS

           Cash                                                                             $           407,975     $
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 Total Current Assets                                                   407,975
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

FIXED ASSETS

           Equipment, Net                                                                                16,646
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 Total Fixed Assets                                                      16,646
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

OTHER ASSETS

           Deposits
                                                                                                          4,240                       -
           Investments                                                                                  970,000
                                                                                                                                      -
           Net assets of discontinued operations                                                        175,738
                                                                                                                                      -
           Prepaid expenses
                                                                                                          3,963                       -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                                                                                                                      -
                                 Total Other Assets                                                   1,153,941
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 TOTAL ASSETS                                               $         1,578,562     $
                                                                                                                                      -
                                                                                            === ================    === ================
                                                                                            === ================    === ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

           Accounts payable and accrued expenses                                            $             5,619     $
                                                                                                                                      -
           Notes payable                                                                                 20,000
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 Total Current Liabilities                                               25,619
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)

           Common stock; 100,000,000 shares authorized,
             at $0.001 par value,  10,762,280 and 1,000,000 shares
             issued and outstanding, respectively                                                        10,762                   1,000
           Additional paid-in capital                                                                 1,897,423                   1,485
           Deficit accumulated prior to the development stage                                           (1,200)                 (1,200)
           Deficit accumulated during the development stage                                           (354,042)                 (1,285)
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 Total Stockholders' Equity (Deficit)                                 1,552,943
                                                                                                                                      -
                                                                                            --- ----------------    --- ----------------
                                                                                            --- ----------------    --- ----------------

                                 TOTAL LIABILITIES AND STOCKHOLDERS'
                                   EQUITY (DEFICIT)                                         $         1,578,562     $
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

                                                                               ASIA4SALE.COM, INC.
                                                                           (A Development Stage Company)
                                                                       Statements of Operations (Unaudited)

                                                                                                                                                                 From Inception
                                                                                                                                                                   on July 9,
                                                           For the Three Months Ended                              For the Six Months Ended                       1999 Through
                                                                    June 30,                                               June 30,                                 June 30,
                                                -------------------------------------------------     ---------------------------------------------------
                                                ---------------------- -- -----------------------     ---------------------- ---- -----------------------
                                                        2000                       1999                       2000                         1999                       2000
                                                ----------------------    -----------------------     ----------------------      -----------------------     ----------------------
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------

REVENUES                                        $                          $                           $                           $                          $
                                                                    -                          -                          -                            -                          -
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------

EXPENSES

       General and administrative                              69,534                                                79,260                                                  80,545
                                                                                               -                                                       -
       Depreciation
                                                                    -                          -                          -                            -                          -
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------

            Total Expenses                                     69,534                                                79,260    #                                             80,545
                                                                                               -                                                       -
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------

OTHER INCOME

       Interest income                                         16,363                                                18,661                                                  18,661
                                                                                               -                                                       -
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------

            Total Other Income                                 16,363                                                18,661    #                                             18,661
                                                                                               -                                                       -
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------

LOSS FROM CONTINUING
  OPERATIONS                                                 (53,171)                                              (60,599)                                                (61,884)
                                                                                               -                                                       -
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------

LOSS FROM DISCONTINUED
  OPERATIONS                                                (216,243)                                             (292,158)                                               (292,158)
                                                                                               -                                                       -
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------
                                                ---- -----------------    ----- -----------------     ----- ----------------      ----- -----------------     ---- -----------------

NET LOSS                                        $           (269,414)     $                            $          (352,757)        $                          $           (354,042)
                                                                                               -                                                       -
                                                ==== =================    ===== =================     ===== ================      ===== =================     ==== =================
                                                ==== =================    ===== =================     ===== ================      ===== =================     ==== =================

BASIC LOSS PER SHARE                            $              (0.03)     $                 0.00                     (0.06)                         0.00
                                                ==== =================    ===== =================     ===== ================      ===== =================
                                                ==== =================    ===== =================     ===== ================      ===== =================

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                                              10,642,140                  1,000,000                  5,881,140                    1,000,000
                                                ======================    ===== =================     ======================      ===== =================
                                                ==== =================    ===== =================     ===== ================      ===== =================

                                                    The accompanying notes are an integral part of these financial statements.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                 Statements of Cash Flows (Unaudited)

                                                                                                                        From Inception
                                                                                For the Six                               on July 9,
                                                                                Months Ended                             1999 Through
                                                                                  June 30,                                 June 30,
                                                                              ----------------- -- --- ------------
                                                                              ----------------- -- ----------------
                                                                                    2000                1999                 2000
                                                                              -----------------    ----------------    -----------------
                                                                              --- -------------    --- ------------    --- -------------

CASH FLOWS FROM OPERATING ACTIVITIES

            Net loss                                                          $      (352,757)     $                   $      (354,042)
                                                                                                                 -

            Adjustments to reconcile net loss to
              net cash used by operating activities:
                      Discontinued operations                                        (175,738)                                (175,738)
                                                                                                                 -
            Changes in operating assets and liabilities
                      Increase in deposits                                             (4,240)                                  (4,240)
                                                                                                                 -
                      Increase in prepaid expenses                                     (3,963)                                  (3,963)
                                                                                                                 -
                      Increase in accounts payable                                                                                5,419
                                                                                         5,619                   -
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                                Net Cash Used by Operating Activities                (531,079)                                (532,564)
                                                                                                                 -
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

CASH FLOWS FROM INVESTING ACTIVITIES

                      Purchase of fixed assets
                                                                                      (16,646)                   -             (16,646)
                      Purchase of investments                                        (970,000)                                (970,000)
                                                                                                                 -
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                                Net Cash Used by Investing Activities                (986,646)                                (986,646)
                                                                                                                 -
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

CASH FLOWS FROM FINANCING ACTIVITIES

                      Common stock issued for cash                                   1,905,700                                1,905,700
                                                                                                                 -
                      Capital contributed by shareholder
                                                                                             -                   -                1,485
                      Cash received on notes payable
                                                                                        20,000                   -               20,000
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                                Net Cash Provided by Financing Activities            1,925,700                                1,927,185
                                                                                                                 -
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                      NET DECREASE IN CASH
                                                                                       407,975                   -              407,975

                      CASH AT BEGINNING OF PERIOD
                                                                                             -                   -                    -
                                                                              --- -------------    --- ------------    --- -------------
                                                                              --- -------------    --- ------------    --- -------------

                      CASH AT END OF PERIOD                                   $                    $                   $
                                                                                       407,975                   -              407,975
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

NOTE 3 - SIGNIFICANT EVENTS
During the period ended June 30, 2000, the Company issued 9,000,000 shares of its common stock to the shareholders of Asia4Sale.com, Ltd. in exchange for 100% of the issued and outstanding shares of Asia4Sale.com, Ltd.

During the period ended June 30, 2000, the Company issued 762,280 shares of common stock for $1,905,700 in cash.

During June of 2000, the Company acquired 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. engaged in the operation of used heavy construction equipment auctions in Dubai, United Arab Emirates and other locations.

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

During June of 2000, the Company acquired a 49% minority interest in WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd. (“WWA”) in exchange for $970,000. WWA is engaged in the operation of used heavy construction equipment auctions in Dubai, United Arab Emirates and other locations around the world.

Results of Operations

During the six month period ended June 30, 2000, the Company acquired Asia4Sale.com, Ltd. and completed a private placement to fund the development of its newly acquired B2B and B2C operations. The Company sold 762,280 shares of common stock for gross proceeds of $1,905,700. However, the Company did not expect to realize revenues within the first twelve months of operation as Asia4Sale.com, Ltd. was in the development stage.

Net Losses

For the period from July 9, 1999 to June 30, 2000, the Company recorded an operating loss of $532,564. The Company’s operating losses are primarily attributable ($292,158) to the discontinuation of certain segments of our B2B and B2C businesses and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expected to continue to operate at a loss through fiscal 2000 and due to the nature of its B2B and B2C businesses could not determine whether it would ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to June 30, 2000.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $407,975 and total assets of $1,578,562 with total liabilities of $25,619 as of June 30, 2000. These assets consisted primarily of cash on hand of $407,975, investments of $970,000 and net assets of discontinued operations. Net stockholders equity in the Company was $1,552,943 at June 30, 2000.

During the first six months of 2000 the Company conducted a private placement of its common stock at a price of $2.50 per share to fund development of Asia4Sale.com, Ltd.‘s business. The Company raised a total of $1,905,700, and authorized the issuance of 762,280 shares of common stock.

Cash flow used in operating activities was $531,079 for the six month period ended June 30, 2000 as compared to cash flow used in operating activities of $0 for the six month period ended June 30, 1999. Cash flow was used in operating activities was due in large part to an increase net losses over the comparative six month periods due primarily to losses from discontinued operations.

Cash flow provided from financing activities was $1,925,700 for the six month period ended June 30, 2000 as compared to cash flow provided from financing activities of $0 for the six month period ended June 30, 1999. Funds realized from financing activities in the current six month period from the sale of common equity in the amount of $1,905,700 and advances from a significant shareholder of the Company in the amount of $20,000.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,285 as of December 31, 1999, which increased to $354,042 as of June 30, 2000. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2000. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2000 and 1999.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2000, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2000 the Company authorized the issuance of 270,280 shares of common stock to certain individuals in exchange for cash consideration of $2.50 a share or $675,700 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia4Sale.com, Inc.

Date: January 23, 2006

By: /s/ Eric Montandon

Eric Montandon

Chief Executive Officer, Chief Financial Officer, PrincipalAccounting
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