Form 10QSB/A
period 2000-09-30
ASIA 4 SALE COM INC
filed 2006-01-24
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2000.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2000 was 10,776,874.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - September 30, 2000 (unaudited) and December 31, 1999	4
Statements of Operations - three and nine months ended September 30, 2000 and 1999 and the period from inception on July 9, 1999 to September 30, 2000 (unaudited)	5
Statements of Cash Flows - nine months ended September 30, 2000 and 1999 and the period from inception on July 9, 1999 to September 30, 2000 (unaudited)	6
Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operations	8
Item 3. Controls and Procedures	11
Part II. - Other Information
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits	13
Signatures	14
Exhibits	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we” and “us” refer to Asia4Sale.com, Inc. The accompanying balance sheets of the Company, at September 30, 2000 and December 31, 1999, and related statements of operations and cash flows for the three months ended September 30, 2000 and 1999 and the period from inception of the development stage on July 9, 1999 through September 30, 2000, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2000, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2000.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                            Balance Sheets
                                                                ASSETS
                                                                                                    September 30,        December 31,
                                                                                                        2000                 1999
                                                                                                   ----------------    -----------------
                                                                                                   ----------------    --- -------------
                                                                                                     (Unaudited)
CURRENT ASSETS
          Cash                                                                                     $        82,639     $
                                                                                                                                      -
                                                                                                   -- -------------    --- -------------
                                        Total Current Assets                                                82,639
                                                                                                                                      -
                                                                                                   -- -------------    --- -------------
FIXED ASSETS

          Equipment, Net                                                                                    44,376
                                                                                                                                      -
                                                                                                   -- -------------    --- -------------
                                                                                                   -- -------------    --- -------------

                                        Total Fixed Assets                                                  44,376
                                                                                                                                      -
                                                                                                   -- -------------    --- -------------
OTHER ASSETS
          Deposits
                                                                                                             4,240                    -
          Investments                                                                                      970,000
                                                                                                                                      -
          Net assets of discontinued operations                                                             62,865
                                                                                                                                      -
          Prepaid expenses
                                                                                                             2,643                    -
                                                                                                   -- -------------    --- -------------
                                                                                                   -- -------------    --- -------------

                                                                                                                                      -
                                        Total Other Assets                                               1,039,748
                                                                                                                                      -
                                                                                                   -- -------------    --- -------------
                                                                                                   -- -------------    --- -------------

                                        TOTAL ASSETS                                               $     1,166,763     $
                                                                                                                                      -
                                                                                                   == =============    === =============
                                                                                                   == =============    === =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

          Accounts payable and accrued expenses                                                    $         2,939     $
                                                                                                                                      -
          Notes payable                                                                                     20,000
                                                                                                                                      -
                                                                                                   -- -------------    --- -------------
                                                                                                   -- -------------    --- -------------

                                        Total Current Liabilities                                           22,939
                                                                                                                                      -
                                                                                                   -- -------------    --- -------------
                                                                                                   -- -------------    --- -------------

STOCKHOLDERS' EQUITY (DEFICIT)
          Common stock; 100,000,000 shares authorized,
            at $0.001 par value,  10,776,874 and 1,000,000 shares issued and outstanding,                   10,777                1,000
          respectively

          Additional paid-in capital                                                                    1,932,4080                1,485
          Deficit accumulated prior to the development stage                                               (1,200)              (1,200)
          Deficit accumulated during the development stage                                               (798,161)              (1,285)
                                                                                                   -- -------------    --- -------------
                                        Total Stockholders' Equity (Deficit)                             1,143,824
                                                                                                                                      -
                                                                                                   -- -------------    --- -------------
                                                                                                   -- -------------    --- -------------

                                        TOTAL LIABILITIES AND STOCKHOLDERS'
                                          EQUITY (DEFICIT)                                         $     1,166,763     $
                                                                                                                                      -
                                                                                                   == =============    === =============
                              The accompanying notes are an integral part of these financial statements.

                                                                               ASIA4SALE.COM, INC.
                                                                           (A Development Stage Company)
                                                                       Statements of Operations (Unaudited)
                                                      For the Three Months Ended                                For the Nine Months Ended                        1999 Through
                                                             September 30                                             September 30,                              September 30,
                                         -----------------------------------------------------     -----------------------------------------------------
                                         -------- ---------------- -- -------- ---------------     ------- ---------------- -- -------- ----------------
                                          2000                         1999                         2000                        1999                         2000
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------

REVENUES                                 $                             $                            $                           $                           $
                                                                -                           -                                                                                     -
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------

EXPENSES

      General and administrative                          242,220                                                  321,480                                                  322,765
                                                                                            -                                                         -
      Depreciation
                                                                -                           -                            -                            -                           -
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------

          Total Expenses                                  242,220                                                  321,480                                                  322,765
                                                                                            -                                                         -
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------
OTHER INCOME

      Interest income                                       2,974                                                   21,635                                                   21,635
                                                                                            -                                                         -
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------

          Total Other Income                                2,974                                                   21,635                                                   21,635
                                                                                            -                                                         -
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------

LOSS FROM CONTINUING
  OPERATIONS                                            (239,246)                                                (299,845)                                                (301,130)
                                                                                            -                                                         -
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------

LOSS FROM DISCONTINUED
  OPERATIONS                                            (204,873)                                                (497,031)                                                (497,031)
                                                                                            -                                                         -
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------
                                         -------- ----------------    -------- ---------------     ------- ----------------    -------- ----------------    -------- ---------------

NET LOSS                                 $              (444,119)     $                             $            (796,876)      $                           $             (798,161)
                                                                                            -                                                         -
                                         ======== ================    ======== ===============     ======= ================    ======== ================    ======== ===============
                                         ======== ================    ======== ===============     ======= ================    ======== ================    ======== ===============

BASIC LOSS PER SHARE                     $                 (0.04)     $                  0.00      $                (0.14)     $                   0.00
                                         ======== ================    ======== ===============     ======= ================    ======== ================
                                         ======== ================    ======== ===============     ======= ================    ======== ================

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                                          10,769,577                   1,000,000                    5,888,437                    1,000,000
                                         ======== ================    ======== ===============     ======= ================    ======== ================
                                         ======== ================    ======== ===============     ======= ================    ======== ================

                    The accompanying notes are an integral part of these financial statements.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                 Statements of Cash Flows (Unaudited)
                                                                                                                      From Inception
                                                                              For the Nine                              on July 9,
                                                                              Months Ended                             1999 Through
                                                                             September 30,                             September 30,
                                                                           ------------------- -- --- -----------
                                                                           ------------------- -- ---------------
                                                                                  2000                 1999                2000
                                                                           -------------------    ---------------   --------------------
                                                                           --- ---------------    --- -----------   --- ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                                        $        (796,876)     $            -    $         (798,161)

           Adjustments to reconcile net loss to
             net cash used by operating activities:
                     Discontinued operations                                         (64,150)                  -               (64,150)
           Changes in operating assets and liabilities
                     Increase in deposits                                             (4,240)                  -                (4,240)
                     Increase in prepaid expenses                                     (2,643)                  -                (2,643)
                     Increase in accounts payable                                                              -                  2,539
                                                                                        2,739
                                                                           --- ---------------    --- -----------   --- ----------------
                                                                           --- ---------------    --- -----------   --- ----------------

                               Net Cash Used by Operating Activities                (865,170)                  -              (866,655)
                                                                           --- ---------------    --- -----------   --- ----------------
                                                                           --- ---------------    --- -----------   --- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES

                     Purchase of fixed assets                                        (44,376)                  -               (44,376)
                     Purchase of investments                                        (970,000)                  -              (970,000)
                                                                           --- ---------------    --- -----------   --- ----------------
                                                                           --- ---------------    --- -----------   --- ----------------

                               Net Cash Used by Investing Activities              (1,014,376)                               (1,014,376)
                                                                                                               -
                                                                           --- ---------------    --- -----------   --- ----------------
                                                                           --- ---------------    --- -----------   --- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES

                     Common stock issued for cash                                   1,942,185                  -              1,942,185
                     Capital contributed by shareholder                                                        -
                                                                                            -                                     1,485
                     Cash received on notes payable                                                            -                 20,000
                                                                                       20,000
                                                                           --- ---------------    --- -----------   --- ----------------
                                                                           --- ---------------    --- -----------   --- ----------------

                               Net Cash Provided by Financing Activities            1,962,185                                 1,963,670
                                                                                                               -
                                                                           --- ---------------    --- -----------   --- ----------------
                                                                           --- ---------------    --- -----------   --- ----------------

                     NET DECREASE IN CASH                                                                      -                 82,639
                                                                                       82,639

                     CASH AT BEGINNING OF PERIOD                                                               -
                                                                                            -                                         -
                                                                           --- ---------------    --- -----------   --- ----------------
                                                                           --- ---------------    --- -----------   --- ----------------

                     CASH AT END OF PERIOD                                 $                      $            -    $            82,639
                                                                                       82,639
                                                                           === ===============    === ===========   === ================
                                                                           === ===============    === ===========   === ================

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

The Company was incorporated under the laws of the State of Nevada on September 23, 1996. The Company was without operations during the period from September 23, 1996 to July 9, 1999. On February 7, 2000, the Company acquired Hong Kong registered Asia4Sale.com, Ltd. and commenced planned principal operations as a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services to the Asian market place. The Company discontinued all operations associated with the development of Asia4Sale.com, Ltd. during the period.

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

NOTE 3 - SIGNIFICANT EVENTS
During the period ended September 30, 2000, the Company issued 9,000,000 shares of its common stock to the shareholders of Asia4Sale.com, Ltd. in exchange for 100% of the issued and outstanding shares of Asia4Sale.com, Ltd.

During the period ended September 30, 2000, the Company issued 776,874 shares of common stock for $1,942,185 in cash.

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

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties as to the discontinuation of operations associated with Asia4Sale.com, Ltd.; (iii) the ability of the Company to realize cash flow to fund operations; (iv) prospects of acquiring a suitable business opportunity and (v) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

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

The Company discontinued operations related to the operation of Asia4Sale.com, Ltd. during the current period.

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

Plan of Operation

The Company’s current focus is to seek out and consummate a merger with an existing operating entity. We intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business. Management is continually investigating possible merger candidates and acquisition opportunities. However, management can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

The Company anticipates that it will require only nominal capital to maintain its corporate viability, and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

The Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished, and will strive to have the business opportunity provide their remuneration. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any additional capital.

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue its search for business opportunities during the next twelve months.

Results of Operations

During the nine month period ended September 30, 2000, the Company acquired Asia4Sale.com, Ltd., discontinued operations related to Asia4Sale.com, Ltd., purchased a minority interest in WWA World Wide Auctioneers, Inc. and completed a private placement. The Company sold 776,874 shares of common stock for gross proceeds of $1,942,185 over the nine month period. We do not expect to realize revenues over the twelve months since the discontinuation of operations related to Asia4Sale.com, Ltd. and do not expect to realize revenues from our minority interest in WWA World Wide Auctioneers.

Net Losses

For the period from July 9, 1999 to September 30, 2000, the Company recorded an operating loss of $865,170. The Company’s operating losses were primarily attributable ($497,031) to the discontinuation of our B2B and B2C businesses and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expected to continue to operate at a loss through fiscal 2000 due to the discontinuation of operations related to its B2B and B2C businesses. We do not expect to realize any revenue from our minority interest in WWA World Wide Auctioneers, Inc.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to September 30, 2000.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $82,639 and total assets of $1,166,763 with total liabilities of $22,939 as of September 30, 2000. These assets consisted primarily of cash on hand of $82,639, and investments of $970,000. Net stockholders equity in the Company was $1,143,824 at September 30, 2000.

During the first nine months of 2000 the Company conducted a private placement of its common stock at a price of $2.50 per share to fund the development of Asia4Sale.com, Ltd.‘s business and the purchase of a minority interest in WWA World Wide Auctioneers, Inc. The Company raised a total of $1,942,185, and authorized the issuance of 776,874 shares of common stock.

Cash flow used in operating activities was $865,170 for the nine month period ended September 30, 2000 as compared to cash flow used in operating activities of $0 for the nine month period ended September 30, 1999. Cash flow was used in operating activities was due in large part to an increase net losses over the comparative nine month periods due primarily to losses from discontinued operations.

Cash flow provided from financing activities was $1,962,185 for the nine month period ended September 30, 2000 as compared to cash flow provided from financing activities of $0 for the nine month period ended September 30, 1999. Funds realized from financing activities in the current nine month period from the sale of common equity in the amount of $1,942,185 and advances from a significant shareholder of the Company in the amount of $20,000.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,285 as of December 31, 1999, which increased to $798,161 as of September 30, 2000. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2000. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2000 and 1999.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2000, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2000 the Company authorized the issuance of 14,594 shares of common stock to certain individuals in exchange for cash consideration of $2.50 a share or $36,485 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

Asia4Sale.com, Inc.

Date: January 23, 2006

By:/s/ Eric Montandon

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