Form 10KSB
period 2000-12-31
ASIA 4 SALE COM INC
filed 2006-01-24
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 .

[  ]      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required)for the transition period from              to              .

Commission file number: 00-27735

ASIA4SALE.COM, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (IRS Employer Identification Number)

2465 West 12th Street, Suite #2, Tempe, AZ 85281-6935
(Address of Principal Executive Office)          (Postal Code)

(480) 505-0070
(Issuer’s telephone number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)	Name of each Exchange on Which Registered None

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes                   No    X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's net sales for the year ended December 31, 2000, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $2,600 based on the average closing bid and asked prices for the common stock on January 23, 2006.

On January 23, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 32,401,920.

Asia4sale.com.Inc.

FORM 10-KSB ANNUAL REPORT

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

_________________

Company History and Business

_________________

As used herein the terms “Company,” “our,” “we” and “us” refer to Asia4Sale.com, Inc.

Asia4sale.com, Inc., a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as H&L Investments, Inc. The name of the corporation was changed to Asia4sale.com, Inc. on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

The Company changed its name on December 22, 1999 with the intent to acquire Asia4Sale.com, Ltd. a Hong Kong registered software development company (“LTD”) which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2000, the Company executed a 1 for 1 stock dividend, and thus all share counts in the financial statements for 2000 are stated as post dividend numbers.

The Company thus became a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services to the Asian market place.

The Company was funded by a group of four non-US investors that invested $2,000,000 cash into the Company’s treasury during 2000. The Company issued 800,000 shares (pre-stock dividend) of its common stock in return for this investment.

In 2000 the Company spent significant funds developing its software and attempting to market its software through various media channels. The development and marketing operations, handled through wholly owned subsidiary LTD., were ceased in mid 2000 due to lack of acceptance of our product and an overall downturn in the popularity of emerging B2C and B2B products. The Company did not resume its Internet software development and marketing operations, and subsequently sold off the LTD subsidiary in January 2005 for a promissory note of $30,000, due in 24 months bearing no interest.

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. The Company sold 553,492 shares (approximately 7%) of its equity in WWA World Wide Auctioneers, Inc. during 2003 and 2004 for $133,000 in cash. The net profit from the sale of the shares has been accounted for as Other Income in 2003 and 2004.

In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. Therefore the Company continues to hold an equity investment in WWA, which operates auctions of used heavy construction equipment in Dubai and other locations. As of January 2006, the Company holds 7,290,000 shares of the common stock of WWA Group, Inc., which is equal to 46% of all issued and outstanding stock of WWA Group, Inc. In 2003 through 2005, the Company has accounted for its minority equity interest in WWA using the equity method.

Since mid year 2000, when the Company discontinued the software development and marketing operations of LTD and invested in a minority equity interest of WWA, the Company has been actively seeking one or more operating companies to acquire.

The Company is in the development stage and has generated no significant revenue. It has been funded primarily through stock sales, sales of approximately 7% of its equity in WWA, and loans from officers and shareholders.

Search for Other Possible Acquisitions

_________________

Management plans to investigate, research and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

Sources of Business Opportunities

_________________

Management intends to use various resources in its search for potential business opportunities including, but not limited to, our officers and directors, consultants, special advisors, securities broker-dealers, venture capitalists, members of the financial community and others who may present management with unsolicited proposals. Because of our lack of capital, we may not be able to retain, on a fee basis, professional firms specializing in business acquisitions and reorganizations. Rather, we will most likely have to rely on outside sources, not otherwise associated with us, that will accept their compensation only after we have finalized a successful acquisition or merger. To date, we have not engaged or entered into any discussion, agreement or understanding with a particular consultant regarding our search for business opportunities.

If we elect to engage an independent consultant, we will look only to consultants that have experience in working with small companies in search of an appropriate business opportunity. Also, the consultant must have experience in locating viable merger and/or acquisition candidates and have a proven track record of finalizing such business consolidations. Further, we would prefer to engage a consultant that will provide services for only nominal up-front consideration and is willing to be fully compensated only at the close of a business consolidation.

We do not intend to limit our search to any specific kind of industry or business. We may investigate and ultimately acquire a venture that is in its preliminary or development stage, is already in operation, or in various stages of its corporate existence and development. Management cannot predict at this time the status or nature of any venture in which we may participate. A potential venture might need additional capital or merely desire to have its shares publicly traded. The most likely scenario for a possible business arrangement would involve the acquisition of or merger with an operating business that does not need additional capital, but which merely desires to establish a public trading market for its shares. Management believes that we could provide a potential public vehicle for a private entity interested in becoming a publicly held corporation without the time and expense typically associated with an initial public offering.

Evaluation

_________________

Once we identify a particular entity as a potential acquisition or merger candidate, management will seek to determine whether acquisition or merger is warranted, or whether further investigation is necessary. Such determination will generally be based on management’s knowledge and experience, or with the assistance of outside advisors and consultants evaluating the preliminary information available to them. Management may elect to engage outside independent consultants to perform preliminary analysis of potential business opportunities. However, because of our lack of capital we may not have the necessary funds for a complete and exhaustive investigation of any particular opportunity.

In evaluating such potential business opportunities, we will consider, to the extent relevant to the specific opportunity, several factors including:

                               * potential benefits to us and our shareholders;

                               * working capital;

* financial requirements and availability of additional financing;

 * history of operation, if any; * nature of present and expected competition;

* quality and experience of management;

 * need for further research, development or exploration;

* potential for growth and expansion;

* potential for profits; and

 * other factors deemed relevant to the specific opportunity.

There are certain unidentified risks that cannot be adequately expressed prior to the identification of a specific business opportunity. There can be no assurance following consummation of any acquisition or merger that the business venture will develop into a going concern or, if the business is already operating, that it will continue to operate successfully. Many potential business opportunities available to us may involve new and untested products, processes or market strategies which may not ultimately prove successful.

Form of Potential Acquisition or Merger

_________________

We cannot predict the manner in which we might participate in a prospective business opportunity. Each separate potential opportunity will be reviewed and, upon the basis of that review, a suitable legal structure or method of participation will be chosen. The particular manner in which we participate in a specific business opportunity will depend upon the nature of that opportunity, the respective needs and desires of our management and management of the opportunity, and the relative negotiating strength of the parties involved. Actual participation in a business venture may take the form of an asset purchase, lease, joint venture, license, partnership, stock purchase, reorganization, merger or consolidation. We may act directly or indirectly through an interest in a partnership, corporation, or other form of organization, however, we do not intend to participate in an opportunity through the purchase of a minority stock position.

Because we have only a very limited amount of liquid assets and a limited operating history, in the event we successfully acquire or merge with an operating business opportunity, it is likely that our present shareholders will experience substantial dilution. It is also probable that there will be a change in control of our company. The owners of any business opportunity which we acquire or merge with will most likely acquire control following such transaction. Management has not established any guidelines as to the amount of control it will offer to prospective business opportunities, but rather management will attempt to negotiate the best possible agreement for the benefit of our shareholders.

Presently, management does not intend to borrow funds to compensate any person, consultant, promoter or affiliate in relation to the consummation of a potential merger or acquisition. However, if we engage any outside advisor or consultant in our search for business opportunities, it may be necessary for us to attempt to raise additional funds. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any capital. In the event we do need to raise capital, most likely the only method available to us would be the private sale of our securities. These possible private sales would most likely have to be to persons known by our directors or to venture capitalists that would be willing to accept the risks associated with investing in a company with no current operation. Because of our nature as a development stage company, it is unlikely that we could make a public sale of securities or be able to borrow any significant sum from either a commercial or private lender. Management will attempt to acquire funds on the best available terms. However, there can be no assurance that we will be able to obtain additional funding when and if needed, or that such funding, if available, can be obtained on reasonable or acceptable terms. Although not presently anticipated, there is a remote possibility that we could sell securities to our management or affiliates.

There exists a possibility that the terms of any future acquisition or merger transaction might include the sale of shares presently held by our officers and/or directors to parties affiliated with or designated by the potential business opportunity. Presently, management has no plans to seek or actively negotiate such terms. However, if this situation does arise, management is obligated to follow our Articles of Incorporation and all applicable corporate laws in negotiating such an arrangement. Under this scenario of a possible sale by officers and directors, it is unlikely that similar terms and conditions would be offered to all other shareholders or that shareholders would be given the opportunity to approve such a transaction.

In the event of a successful acquisition or merger, a finder’s fee, in the form of cash or securities, may be paid to a person or persons instrumental in facilitating the transaction. No criteria or limits have been established for the determination of an appropriate finder’s fee, although it is likely that any fee will be based upon negotiations by us, the business opportunity and the finder. Management cannot at this time make an estimate as to the type or amount of a potential finder’s fee that might be paid. It is unlikely that a finder’s fee will be paid to an affiliate because of the potential conflict of interest that might result. If such a fee was paid to an affiliate, it would have to be in such a manner so as not to compromise an affiliate’s possible fiduciary duty to us or to violate the doctrine of corporate opportunity. Further, in the unlikely event a finder’s fee was to be paid to an affiliate, we would most likely have such an arrangement ratified by the shareholders in an appropriate manner.

The Board of Directors believes that it is highly unlikely that we will acquire or merge with a business opportunity in which our management, affiliates or promoters have an ownership interest. Any possible related party transaction of this type would have to be ratified by a disinterested Board of Directors and by the shareholders. Management does not anticipate that we will acquire or merge with any related entity. Further, as of the date hereof, none of our officers, directors, or affiliates or associates have had any preliminary contact or discussions with any specific business opportunity, nor are there any present plans, proposals, arrangements or understandings regarding the possibility of an acquisition or merger with any specific business opportunity.

Products and Services

_________________

The Company has discontinued the development and marketing of its web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services to the Asian market place, and has sold off the subsidiary that originally developed that business.

WWA operates auctions of heavy equipment in the Middle East and other locations. WWA has developed a significant customer base and has achieved consistent revenue and a substantial market share in its primary operating market in Dubai.

Marketing and Advertising Methods

_________________

The Company has not determined a method for marketing its software products and services.

WWA markets its services through all of the major media including direct marketing and the internet.

Dependence on Major Customers or Suppliers

_________________

We have had no sales of our software programs to date and are not dependent on one or a few customers.

WWA has several thousand customers and suppliers and is not dependent on major customers or suppliers.

Patents, Trademarks and Licenses

_________________

We neither own nor have applied for any patents or trademarks. We do not license any of our technology from other companies.

WWA has no patents or trademarks, but holds various Internet domain names and auction licenses in Dubai and other locations.

Competition

_________________

We are unable to evaluate the type and extent of our likely competition with respect to any possible acquisitions. We are aware that there are many other public companies with only nominal assets that are also searching for operating businesses and other business opportunities as potential acquisition or merger candidates. We are in direct competition with these other public companies in our search for business opportunities and, due to our very limited funds, it may be difficult to successfully compete with these other companies. However, the company has certain advantages over other companies searching for potential acquisition candidates due to the fact that its minority equity ownership of WWA provides the company with an asset base that has some measurable value.

WWA competes with the other major heavy equipment auctioneers, including Ritchie Brothers Auctioneers and Iron Planet, as well as many other smaller equipment auction and equipment trading companies in the Middle East and elsewhere. The market for trading and auction of second hand industrial equipment is very large and fragmented, and there are few barriers to entry for new competition.

Employees

_________________

The Company had one employee serving as an administrative assistant in Hong Kong until the end of 2004. Officers and directors serve in an uncompensated role.

WWA has approximately 39 employees.

Seasonality

_________________

There is no seasonal aspect to our business or the business of WWA.

Facilities

_________________

From March 2000 through year end 2005, we have occupied a 1,500 square foot office/storage space in Tempe Arizona as our principal place of business. This office has been shared as the corporate office of WWA since 2001. The office is rented on an annual lease, to be extended for the year 2006.

In the year 2000 LTD shared an office space rented by a Hong Kong registered company responsible for developing our web based software. The office was shared based on a verbal agreement.

From 2001 through year end 2004, the company’s subsidiary LTD occupied an office in Hong Kong rented on an annual lease.

RISK FACTORS

_________________

Going concern issue

_________________

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

Our extremely limited operating history in the B2B and B2C software arena, and the discontinuation of the business, makes it difficult to evaluate our business and prospects. We discontinued the software development and marketing operations of our wholly owned subsidiary, Asia4sale.com, Ltd. in 2000 and have sold off the subsidiary. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

If we lose key personnel, we may be unable to successfully operate our business We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

Risks relating to ownership of our common stock

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our stock was recently traded on the OTC Bulletin Board and the “Pink Sheets” until the suspension of trading in 2005 by the Securities Exchange Commission due to late financial statement filings. While we plan to have the suspension lifted in the very near future, there is no assurance that a viable market will continue. The price of our common stock in the public market is highly volatile and may fluctuate substantially because of:

* actual or anticipated fluctuations in our future business and operating results;

* changes in or failure to meet market expectations;

* fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

We do not intend to pay dividends

We have never declared or paid any cash dividends on shares of our common stock. We currently intend to retain our future earnings for growth and development of our business and, therefore, we do not anticipate paying any dividends in the foreseeable future.

Possible “Penny Stock” Regulation

_________________

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934, commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

These may require a broker dealer to:

* make a special suitability determination for purchasers of penny stocks;

* receive the purchaser's written consent to the transaction prior to the purchase; and

*	deliver to a prospective purchaser of a penny stock, prior to the first transaction, a risk disclosure document relating to the penny stock market.

Consequently, penny stock rules may restrict the ability of broker-dealers to trade and/or maintain a market in our common stock. Also, many prospective investors may not want to get involved with the additional administrative requirements, which may have a material adverse effect on the trading of our shares.

ITEM 2. DESCRIPTION OF PROPERTY

From March 2000 through year end 2005, we have occupied a 1,500 square foot office/storage space in Tempe Arizona as our principal place of business This office has been shared as the corporate office of WWA since 2001 The office is rented on an annual lease, to be extended for the year 2006.

From 2001 through year end 2004, the company’s subsidiary LTD occupied an office in Hong Kong rented on an annual lease.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to material pending legal proceedings. To the best of the Company’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

_________________

On February 18, 2000, our common stock commenced trading over-the-counter and quoted on the OTC bulletin board system under the symbol “AFSI.” The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prices reflect the 1 for 1 stock dividend issued on December 11, 2000.

PRICE RANGE

YEAR ENDED December 31, 2000:                          LOW     HIGH

                    1st Quarter............................................................$   4.50    $6.00
                    2nd Quarter............................................................... 4.50     6.00
                    3rd Quarter............................................................... 4.00     6.00
                    4th Quarter............................................................... 3.00     5.00

Stockholders

_________________

As of January 23, 2006 there were 2,005 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in “street name”.

Dividends

_________________

We have not declared any cash dividends during the last two fiscal years, and do not anticipate paying such dividends in the near future. We anticipate all earnings, if any, over the next 12 to 24 months will be retained for future investments in business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our results of operations, financial conditions, contractual restrictions, and other factors deemed relevant by the Board of Directors. We are under no contractual restrictions in declaring or paying dividends to our common or preferred shareholders. There are no material restrictions limiting, or that are likely to limit, the Company’s ability to pay dividends on our securities, except for any applicable limitations under Nevada corporate law.

The future sale of presently outstanding “unregistered” and “restricted” common stock by present members of management and persons who own more than five percent of the outstanding voting securities may have an adverse effect on any market that may develop in our common shares.

All common shares and any preferred shares that might be issued in the future subject to the Company’s by laws, rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.

Recent Sales of “Unregistered” Securities

_________________

During the three month period ended December 31, 2000 the Company authorized the issuance of 23,126 shares of common stock to certain individuals in exchange for cash consideration of $2.50 a share or $57,815 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

On December 11, 2000, the Company’s board of directors affected a one (1) for one (1) common stock dividend to our shareholders. The dividend increased the number of our issued and outstanding shares from 10,800,000 to 21,600,000 as of December 31, 2000.

During 2001 and 2002, the Company issued a total of 10,801,920 shares of common stock from its treasury to several individual non-US investors who invested cash into the Company at an average price of $0.026 per share

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following plan of operation should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing elsewhere in this annual report. The Company’s fiscal year end is December 31.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operations

_________________

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

Results of Operations

_________________

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Results of Operations

During the twelve month period ended December 31, 2000, the Company acquired Asia4Sale.com, Ltd., discontinued operations related to Asia4Sale.com, Ltd., purchased a minority interest in WWA World Wide Auctioneers, Inc. and completed a private placement. The Company sold 800,000 shares of common stock for gross proceeds of $2,000,000 over the twelve month period. We do not expect to sell a significant amount of equity in WWA over the next twelve months, nor do we expect any dividend from this minority interest investment over the next twelve months.

Net Losses

For the period from July 9, 1999 to December 31, 2000, the Company recorded an operating loss of $1,034,659. The Company’s operating losses were primarily attributable ($664,071) to the discontinuation of our B2B and B2C businesses and to general and administrative expenses. General and administrative expenses included $122,496 in web hosting and development expense, $50,103 in legal and professional expense, $95,490 in salaries and $31,040 in marketing expense.

The Company expected to continue to operate at a loss through fiscal 2000 due to the discontinuation of operations related to its B2B and B2C businesses. We do not expect to realize any revenue from our minority interest in WWA.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to December 31, 2000.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $18,555 and total assets of $1,032,710 with total liabilities of $66,084 as of December 31, 2000. These assets consisted primarily of cash on hand of $17,234, and investments of $970,000 on the purchase of a minority interest in WWA. Net stockholders equity in the Company was $966,626 at December 31, 2000.

During the twelve months of 2000 the Company conducted a private placement of its common stock at a price of $2.50 per share to fund the development of Asia4Sale.com, Ltd.‘s business and the purchase of a minority interest in WWA World Wide Auctioneers, Inc. The Company raised a total of $2,000,000, and authorized the issuance of 800,000 shares of common stock.

Cash flow used in operating activities was $298,319 for the twelve month period ended December 31, 2000 as compared to cash flow used in operating activities of $1,485 for the twelve month period ended December 31, 1999. Cash flow was used in operating activities was due in large part to an increase net losses over the comparative twelve month periods due primarily to losses from discontinued operations.

Cash flow provided from financing activities was $2,000,000 for the twelve month period ended December 31, 2000 as compared to cash flow provided from financing activities of $0 for the twelve month period ended December 31, 1999. Funds were realized from financing activities in the twelve month period from the sale of common equity in the amount of $2,000,000.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2000 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,034,659 as of December 31, 2000. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

_________________

In preparing financial statements for the year ended December 31, 2000, the Company adopted the following accounting pronouncements:

SFAS No. 123(R) — In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment” SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

SFAS No. 150 — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

SFAS No. 151 — In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs” SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the Company as it does not have inventory.

SFAS No. 153 — In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchange of Non-monetary assets” This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations.

FASB Interpretation No. 46(R) — In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2000 and 1999 have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below:

ASIA4SALE.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2000

                                                  C O N T E N T S

MOORE & ASSOCIATES, CHARTERED ACCOUNTANTS
AND ADVISORS

PCAOB REGISTERED

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Asia4sale.com, Inc.

(A Development Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheet of Asia4sale.com, Inc. (a development stage company) as of December 31, 2000 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provided a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia4sale.com, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company is in the development stage with no operating results to date, a deficit in working capital and a deficit in stockholders’ equity, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

December 8, 2005

2675 S. Jones Blvd. Suite 109, Las Vegas, Nevada 89146 (702) 253-7511 Fax (702)253-7501

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet

                                                      ASSETS

                                                                                                 December 31,
                                                                                                       2000

CURRENT ASSETS

   Cash$                                                                                                  17,234
   Prepaid expenses                                                                                        1,321

     Total Current Assets                                                                                 18,555

FIXED ASSETS, net                                                                                         39,915

OTHER ASSETS

   Equity investment                                                                                     970,000
   Deposits                                                                                                4,240

     Total Other Assets                                                                                  974,240

     TOTAL ASSETS                                                                              $       1,032,710

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                    $          66,084

     Total Current Liabilities                                                                            66,084

       Total Liabilities                                                                                  66,084

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001 par value,
    21,600,000 shares issued and outstanding                                                              21,600
   Additional paid-in capital                                                                          1,980,885
   Accumulated deficit                                                                                    (1,200)
   Deficit accumulated during the development stage                                                   (1,034,659)

     Total Stockholders' Equity                                                                          966,626

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       1,032,710

The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Operations
                                                                                                        From
                                                                                                       Inception on
                                                                                                          July 9,

For the Years Ended                                                                                     1999 Through
                                                                          December 31,           December 31,
                                                                 2000       1999                    2000

REVENUES                                                   $                -   $                -  $                  -

EXPENSES

   Depreciation and amortization                                       10,461                    -                10,461
   General and administrative                                         380,560                1,285               381,845

     Total Expenses                                                   391,021                1,285               391,306

OTHER INCOME (EXPENSE)

   Interest income                                                     21,718                    -                21,718

     Total Other Income (Expense)                                      21,718                    -                21,718

LOSS FROM CONTINUING OPERATIONS                                     (369,303)              (1,285)             (370,588)

LOSS FROM DISCONTINUED OPERATIONS                                   (664,071)                   -              (664,071)

NET LOSS                                                   $      (1,033,374)   $          (1,285)  $        (1,034,659)

BASIC LOSS PER SHARE OF
 COMMON STOCK                                              $           (0.05)   $           (0.00)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                         21,600,000            2,000,000

                    The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)

                                                                                                                Deficit
                                                                                                              Accumulated
                                                                                Additional                      During
                                                      Common Stock                  Paid-In       Accumulated  Development
                                                Shares       Amount           Capital     Deficit                Stage

Balance at July 9, 1999 (Inception)                 2,000,000  $       2,000  $     (1,000)  $     (1,200) $           -

Contributed capital by shareholders                         -              -          1,485              -             -

Net loss for the year ended
  December 31, 1999                                         -              -              -              -       (1,285)

Balance, December 31, 1999                          2,000,000          2,000            485         (1,200)      (1,285)

Common stock issued for cash
  and acquisition                                  19,600,000         19,600      1,980,400              -             -

Net loss for the year ended
  December 31, 2000                                         -              -              -              -   (1,033,374)

Balance, December 31, 2000                         21,600,000  $      21,600  $   1,980,885   $     (1,200) $(1,034,659)

                    The accompanying notes are an integral part of these financial statements.

                                                 ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows

                                                                                                                      From
                                                                                                                  Inception on
                                                                                                                     July 9,
                                                                        For the Years Ended
1999 Through
                                                                          December 31,
December 31,
                                                                        2000          1999                            2000
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                          $      (1,033,374)  $           (1,285)  $         (1,034,659)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Discontinued operations                                                    664,071                    -                664,071
     Depreciation expense                                                        10,461                    -                 10,461
   Changes in operating assets and liabilities:

     (Increase) in prepaid expenses                                             (1,321)                    -                (1,321)
     (Increase) in deposits                                                     (4,240)                    -                (4,240)
     Increase (decrease) in accounts payable
       and accrued liabilities                                                   66,084                (200)                 65,884

       Net Cash Used by Operating Activities                                  (298,319)              (1,485)              (299,804)

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in subsidiaries                                               (1,634,071)                    -            (1,634,071)
   Purchase of fixed assets                                                    (50,376)                    -               (50,376)

       Net Cash Used by Investing Activities                                (1,684,447)                    -            (1,684,447)

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed by shareholders                                                -                1,485                  1,485
   Proceeds from common stock                                                 2,000,000                    -              2,000,000

       Net Cash Provided by Financing Activities                              2,000,000                1,485              2,001,485

NET INCREASE IN CASH                                                             17,234                    -                 17,234

CASH AT BEGINNING OF PERIOD                                                           -                    -                      -

CASH AT END OF PERIOD                                                $           17,234   $                -   $             17,234

  The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Continued)

                                                                                                                 From
                                                                                                                Inception on
                                                                                                                    July 9,
                                                                          For the Years Ended                     1999 Through
                                                                          December 31,
December 31,
                                                                        2000              1999                        2000
       CASH PAID FOR:

         Interest                                                    $               -    $                 -  $                -
         Income taxes                                                $               -    $                 -  $                -

       NON-CASH FINANCING ACTIVITIES

         None

  The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2000 and 1999

NOTE 1 - ORGANIZATION AND HISTORY
Asia4sale.com, Inc., a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as H&L Investments, Inc. The name of the corporation was changed to Asia4sale.com, Inc. on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

The Company changed its name on December 22, 1999 with the intent to acquire Asia4Sale.com, Ltd. a Hong Kong registered software development company (“LTD”) which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2001, the Company executed a 1 for 1 stock dividend, and thus all share counts in the financial statements for 2000 are stated as post dividend numbers.

The Company thus became a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services to the Asian market place.

The Company was funded by a group of four non-US investors that invested $2,000,000 cash into the Company’s treasury during 2000. The Company issued 800,000 (pre-stock dividend) shares of its common stock in return for this investment.

In 2000 the Company spent significant funds developing its software and attempting to market its software through various media channels. The development and marketing operations, handled through wholly owned subsidiary LTD., were ceased in mid 2000 due to lack of acceptance of the Company’s products and an overall downturn in the popularity of emerging B2C and B2B products.

Since mid year 2000, when the Company discontinued the software development and marketing operations of LTD. the Company has been actively seeking one or more operating companies to acquire.

        The Company is in the development stage and has generated no significant revenue.

The Company has no products or services as of December 31, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2000 and 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss Per Share
                                                                         December 31, 2000
                                                         Loss                  Shares                Per Share
                                                       (Numerator)       (Denominator)               Amount

                                                   $       (1,033,374)          21,600,000     $           (0.05)

                                                                    For the Year Ended
                                                                         December 31, 1999
                                                        Loss                  Shares                 Per Share
                                                       (Numerator)       (Denominator)               Amount

                                                   $           (1,285)           2,000,000     $          (0.00)
The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements.

c. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2000 and 1999: 2000 1999
                  NOL Carryover                                             $          403,517  $              501

              Valuation allowance                                                     (403,517)               (501)

              Net deferred tax asset                                        $                -  $                -

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2000 and 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2000 and 1999 due to the following:

                                                                                        2000                1999

              Book loss                                                     $         (403,016) $             (501)
              Valuation allowance                                                      403,016                 501

                                                                            $                -  $                -
At December 31, 2000, the Company had net operating loss carryforwards of approximately $1,035,000 that may be offset against future taxable income through the year 2020 No tax benefit has been reported in the December 31, 2000 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

d. Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

g. Fair Value of Financial Instruments
As at December 31, 2000, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2000 and 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

 h. Newly Issued Accounting Pronouncements

        The Company has adopted the following accounting pronouncements:

SFAS No. 123(R) — In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment” SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

SFAS No. 150 — In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

SFAS No. 151 — In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs” SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2000 and 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

    h.        Newly Issued Accounting Pronouncements (Continued)

SFAS No. 153 — In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchange of Non-monetary assets” This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations.

FASB Interpretation No. 46(R) — In January 2003, the FASB issued FASB Interpretation No. 46 “Consolidation of Variable Interest Entities.” FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

i. Fixed Assets

Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

                                    Computer equipment                                             $ 10,961
                                    Furniture and fixtures                                           35,385
                                    Other                                                             4,030
                                    Accumulated depreciation                                      (10,461)

                                    Net                                                            $ 39,915

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2000 and 1999

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Concentration of Risk

        Cash — The Company at times maintained a cash balance in excess of insured limits.

k. Revenue Recognition

The Company has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

l. Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

NOTE 3 - GOING CONCERN
The Company’s financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. The Company is seeking to merge with an existing operating company.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern

NOTE 4 - COMMON STOCK
In 2000, the Company issued 19,600,000 shares (post dividend) of its restricted common stock to acquire LTD (18,000,000 shares) and for cash of $2,000,000 (1,600,000 shares).

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2000 and 1999

NOTE 5 - DISCONTINUED OPERATIONS
In 2000 the Company discontinued the development and marketing operations of its wholly owned subsidiary Asia4Sale.com, Ltd. The accompanying financial statements have been restated to reflect the operations of Asia4Sale.com, Ltd. as discontinued.

               Revenues                                  $           15,373
               Cost of sales                                       (19,591)
               General and administrative                        (546,402)
               Reserve for valuation                              (115,417)
               Other income (expense)                                 1,966

               Net loss before income taxes                       (664,071)
               Income tax expense                                         -

               Net loss                                  $        (664,071)

The net assets of the discontinued operations were composed of the following as of December 31, 2000:

                 Inventory                                            9,900
                 Notes receivable                                    20,000
                 Investments                                         27,500
                 Fixed assets                                         1,548
                 Prepaid expenses                                     6,656
                 Accounts payable and accrued
                       expenses                                    (72,395)
                Reserve for valuation                             (115,417)

                 Net assets                                   $           -
NOTE 6- EQUITY INVESTMENT
In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group, Inc. in 2003, comprising 47.5% of all issued and outstanding stock of WWA Group, Inc.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 6, 2004, HJ & Associates, L.L.C. (formerly Jones, Jensen & Company, Inc.) resigned as the certifying accountant for the Company.

From the date on which HJ & Associates, L.L.C. was engaged until the date HJ & Associates, L.L.C. resigned, there were no disagreements with HJ & Associates, L.L.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates, L.L.C. would have caused HJ & Associates, L.L.C. to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no “reportable events” as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

The Company has provided HJ & Associates, L.L.C. with a copy of the foregoing disclosure, and HJ & Associates, L.L.C. has furnished it with a letter addressed to the Securities and Exchange Commission stating that they agree with such disclosure. The Company has filed an Exhibit to the Form 8K a copy of the letter from HJ & Associates, L.L.C. required by Item 304 of Regulation S-B.

    (b)        On March 21, 2005, the Company entered into an engagement letter with Moore & Associates, Chartered to assume the role of its new certifying accountant. Moore & Associates, Chartered has been asked to audit the years ended December 31, 1999, 2000, 2001 2002, 2003 and 2004. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Moore & Associates, Chartered, the Company did not consult with Moore & Associates, Chartered with regard to:

    (i)        the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on The Company’s financial statements; or

    (ii)        any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a)(1)(iv) of Regulation S-B).

The engagement of the new principal auditor was recommended and approved by the Company’s Board of Directors and audit committee.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2000 Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2000 and 1999.

(b)     Changes in internal controls over financial reporting.

During the quarter ended December 31, 2000, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

        The following table sets forth certain information regarding our executive officers and directors:

Company Officers and Directors as of December 31, 2000

Name                           Age       Position

James Emberton                  40       Treasurer, Chief Financial Officer, Director
Alfredo "Alex" Cruz             39       Secretary
Brian Hodgson                   41       President, Director
Eric Montandon                  35       Director

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

ALFREDO CRUZ has served as Secretary since 2000 through the present. Mr. Cruz has an established corporate legal practice in Manila, The Philippines, and has 15 years of experience in corporate law.

BRIAN HODGSON served as President from February 2000 until May 2001. He also has served as Director from February 2000 through the present. Mr. Hodgson has over twenty years experience in upper level management in a variety of industries particularly in technology development and software design and implementation fields.

JAMES EMBERTON served as Treasurer and Chief Financial Officer in 2000 until his resignation in May 2001. He is a certified public accountant who has been employed for over 15 years by various multi-national and domestic corporations, including Canadian National Railways.

ERIC MONTANDON has served as Director since April 2000, and served as President and Treasurer from May 2001 through 2005. Mr. Montandon is an established entrepreneur, and has 12 years of corporate management experience. He is currently serving on the Board of Directors of WWA Group, Inc. and Net Telecommunications, Inc.

Significant employees

_________________

The Company has no present employees who are expected to make a significant contribution to the Company’s business other than the Company’s current officer and directors. It is expected that the current member of management will be the only individual whose activities will be material to the Company’s operations. Members of management are the only persons who may be deemed to be promoters of the Company.

Family relationships

_________________

There are no family relationships between any directors or executive officers of the Company either by blood or by marriage.

Involvement in certain legal proceedings — — — — — — — — — —

During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

(1)	was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

(2)	was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

(3)	was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)	was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16 of the Exchange Act

_________________

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2000, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as described below:

Ko Jen Wang

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2000 and 1999 by the Chief Executive Officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

SUMMARY COMPENSATION TABLE
                         Annual Compensation                   Long Term and Other
                         -------------------                   Compensation
                                                               -----------------------
                                                               Number of
                                                               Securities  All Other
Name and                 Fiscal                 Other Annual   Underlying Compensation
Principal Positions      Year   Salary   Bonus Compensation(3) Options    (2)
------------------------ ------ -------- ----- --------------- ---------- ------------

Brian Hodgson            2000   $-0-     $-0-        -0-          -0-        -0-
Chief Executive Officer  1999   $-0-     $-0-        -0-          -0-        -0-

Alfredo "Alex" Cruz      2000   $-0-     $-0-        -0-          -0-        -0-
Secretary                1999   $-0-     $-0-        -0-          -0-        -0-
James Emberton
Treasurer, Chief
Financial Officer        2000   $-0-     $-0-        -0-          -0-        -0-
                         1999   $-0-     $-0-        -0-          -0-        -0-

Bonuses and Deferred Compensation

_________________

None of the directors or executive officers received a bonus or deferred compensation other than as noted above.

Other Director Compensation

_________________

None

Employment contracts and termination of employment and change-in-control arrangements

There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company with respect to any executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or its subsidiaries, any change in control of the Company or a change in the person’s responsibilities following a change in control of the Company.

Nor are there any agreements or understandings for any director or executive officer to resign at the request of another person. None of the Company’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

The Company presently has no employment agreements with any of its executive officers. Compensation pursuant to plans; pension table.

There were no stock awards, restricted stock awards, stock options, stock appreciation rights, long-term incentive plan compensation or similar rights granted to any of our officers or directors. None of our officers or directors presently holds directly any stock options or stock purchase rights. We have no retirement, pension, profit sharing, or other plan covering any of our officers and directors.

We have adopted no formal stock option plans for our officers, directors and/or employees. We reserve the right to adopt one or more stock options plans in the future. Presently we have no plans to issue additional shares of our common or preferred stock or options to acquire the same to our officers, directors or their affiliates or associates.

Other compensation

_________________

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of December 31, 2000 Each of these persons has sole investment and sole voting power over the shares indicated.

                              Number of Shares           Percent
Name and Address             Beneficially Owned         of Class

Ko Jen Wang                           5,600,000             17.00%

Security ownership of management

The following table sets forth the share holdings of The Company’s directors and executive officers as of January 23, 2006 these persons have sole investment and sole voting power over the shares indicated.

                               Number of Shares          Percent
Name and Address              Beneficially Owned        of Class

Brian Hodgson                            200,000            0.7%
Eric Montandon                           328,132            1.0%
Alfredo Alex S. Cruz                     271,868            0.8%

All common shares held by the officers, directors and principal shareholders listed above are restricted or control securities and are subject to limitations on resale. The shares may be sold in compliance with the requirements of Rule 144, after a minimum one year holding period has been met.

Rule 13d-3 generally provides that beneficial owners of securities include any person who directly or indirectly has or shares, voting power and/or investment power with respect to such securities; and any person who has the right to acquire beneficial ownership of such security within 60 days.

Any securities not outstanding which are subject to options, warrants or conversion privileges exercisable within 60 days are treated as outstanding for the purpose of computing the percentage of outstanding securities owned by that person. But such securities are not treated as outstanding for the purpose of computing the percentage of the class owned by any other person.

Changes in control

_________________

There are no present arrangements or pledges of the Company’s securities, known to management, which may result in a change in control of the Company

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

_________________

During the past two years, there have been no material transactions or series of similar transactions to which The Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this Form 10-KSB, and are incorporated herein by this reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2000 and 1999:

             Fee Category          Fiscal 2000 Fees   Fiscal 1999 Fees
      -------------------------       ----------------         -----------------
      Audit Fees                           $2,500.00          $2,500.00
      Tax Fees                                    --                 --
      All Other Fees                              --                 --
                                           ----------       -----------
      Total Fees                           $2,500.00          $2,500.00

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates, Chartered in connection with statutory and regulatory filings or engagements.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services, and other services. Pre-approval is generally provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia4Sale.com, Inc.

Date: January 23, 2006

By: /s/ Eric Montandon

Eric Montandon

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature Title Date

/s/ Eric Montandon

        January 23, 2006

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