Form 10QSB
period 2001-03-31
ASIA 4 SALE COM INC
filed 2006-01-24
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2001 was 28,312,652.

                                                ASIA4SALE.COM, LTD.
                                           (A Development Stage Company)
                                                  Balance Sheets
          ASSETS

                                                                                 March 31,            December 31,
                                                                                    2001                  2000
                                                                                (Unaudited)
CURRENT ASSETS
         Cash                                                                 $          9,179     $           17,234
         Prepaid Expenses
                                                                                             -                  1,321
                             Total Current Assets
                                                                                         9,179                 18,555

FIXED ASSETS
         Equipment, Net                                                                 39,915
                                                                                                               39,915
                             Total Fixed Assets                                         39,915
                                                                                                               39,915

OTHER ASSETS
         Deposits
                                                                                         3,450                  4,240
         Investments                                                                   970,000
                                                                                                              970,000
         Net assets of discontinued operations                                         197,906                      -

                             Total Other Assets                                      1,171,356                974,240

                                                                                     1,220,450
                             TOTAL ASSETS                                     $                    $        1,032,710

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
         Accounts payable and accrued expenses                                $          6,317     $
                                                                                                               66,084
         Notes payable                                                                  65,000
                                                                                                                    -

                             Total Current Liabilities                                  71,317
                                                                                                               66,084

STOCKHOLDERS' EQUITY (DEFICIT)
         Common stock; 100,000,000 shares authorized,
           at $0.001 par value,  28,312,652 and 21,600,000
           shares issued and outstanding, respectively                                  28,313                 21,600
         Additional paid-in capital                                                  2,094,574              1,980,885
         Deficit accumulated prior to the development stage                            (1,200)                (1,200)
         Deficit accumulated during the development stage                            (972,554)            (1,034,659)

                             Total Stockholders' Equity (Deficit)                    1,149,133                966,626

                             TOTAL LIABILITIES AND STOCKHOLDERS'
                               EQUITY (DEFICIT)                               $      1,220,450     $        1,032,710
                    The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, LTD.
                                           (A Development Stage Company)
                                        Statements of Operations (Uaudited)
                                                                                                    From Inception
                                                 For the Three                                        on July 9,
                                                 Months Ended                                        1999 Through
                                                   March 31,                                          March 31,
                                                     2001                      2000                      2001

REVENUES                                     $                          $                        $
                                                                 -                         -                        -

EXPENSES

      General and administrative
                                                            20,409                     9,726                  286,837
      Depreciation
                                                                 -                         -                   10,461

           Total Expenses
                                                            20,409                     9,726                  297,298

OTHER INCOME

      Interest income
                                                                25                     2,298                   21,743

           Total Other Income
                                                                25                     2,298                   21,743

LOSS FROM CONTINUING OPERATIONS
                                                          (20,384)                   (7,428)                (275,555)

LOSS FROM DISCONTINUED OPERATIONS
                                                          (32,928)                  (75,915)                (696,999)

NET LOSS                                     $                         $                         $
                                                          (53,312)                  (83,343)                (972,554)

BASIC LOSS PER SHARE                         $              (0.00)     $              (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  24,956,326
                                                                                   7,590,950
                     The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, LTD.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)
                                                                                                     From Inception
                                                                      For the Three                    on July 9,
                                                                      Months Ended                    1999 Through
                                                                        March 31,                      March 31,
                                                                2001                2000                  2001
CASH FLOWS FROM OPERATING ACTIVITIES
           Net loss                                        $      (53,312)     $      (83,343)     $        (972,554)
           Adjustments to reconcile net loss to
             net cash used by operating activities:
                    Discontinued operations                                             75,915                548,654
                                                                         -
                    Depreciation expense                                                                       10,461
                                                                         -                   -
           Changes in operating assets and
           liabilities
                    Increase in deposits                               790             (3,450)                (3,450)
                    Increase in prepaid expenses                     1,321             (5,280)
                                                                                                                    -
                    Increase in accounts payable                     5,233                                     71,117
                                                                                         2,118
                             Net Cash Used by Operating
                             Activities                           (45,968)            (14,040)              (345,772)
CASH FLOWS FROM INVESTING ACTIVITIES
                    Investment in subsidiaries                    (82,489)                               (1,716,560)
                                                                                             -
                    Purchase of fixed assets                                           (6,685)               (50,376)
                                                                         -
                             Net Cash Used by Investing
                             Activities                           (82,489)             (6,685)            (1,766,936)
CASH FLOWS FROM FINIANCING ACTIVITIES
                    Common stock issued for cash
                                                                   120,402           1,230,000              2,120,402
                    Capital contributed by
                    shareholder                                          -                   -                  1,485
                    Cash received on notes payable
                                                                         -              20,000                      -
                             Net Cash Provided by
                             Financing Activities                  120,402           1,250,000              2,121,887
                    NET DECREASE IN CASH                           (8,055)           1,229,275
                                                                                                                9,179
                    CASH AT BEGINNING OF PERIOD
                                                                    17,234                   -                      -
                    CASH AT END OF PERIOD
                                                           $         9,179     $     1,229,275     $            9,179
SUPPLIMENTAL DISCLOSURES OF
           CASH FLOW INFORMATION
           CASH PAID FOR:
                    Interest                               $                   $                   $
                                                                         -                   -                      -
                    Income Taxes                           $                   $                   $
                                                                         -                   -                      -
                     The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND HISTORY

        The financial statements presented are those of Asia4Sale.com, Inc. (the Company).

The Company was incorporated under the laws of the State of Nevada on September 23, 1996 The Company was without operations during the period from September 23, 1996 to July 9, 1999. On February 7, 2000, the Company acquired Hong Kong registered Asia4Sale.com, Ltd. and commenced planned principal operations as a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services to the Asian market place. The Company discontinued all operations associated with the development of Asia4Sale.com, Ltd. during the third quarter of 2000.

The Company acquired, in June of 2000, a 49% interest in WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. engaged in the operation of used heavy construction equipment auctions in Dubai, United Arab Emirates and other locations.

The Company had no products or services as of March 31, 2001 and remains focused on consummating a merger with or acquisition of an operating entity.

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

NOTE 3 - SIGNIFICANT EVENTS
During the three month period ended March 31, 2001, the Company issued 6,712,652 shares of its common stock for $120,402 in cash.

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

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and the Company’s ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainly surrounding the Company’s prospects for merging with or acquiring an operating business opportunity; (iii) whether or not the Company will ever receive a cash dividend related to its minority interest in WWA; and (iv) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

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

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Plan of Operation

The Company

The Company is a corporation, organized and existing under the laws of the State of Nevada, having been incorporated in September 1996 as “H&L Investments, Inc.” The name of the corporation was changed to Asia4Sale.com, Inc. on December 22, 1999

As of December 31, 2000, the Company was engaged in no active business other than the search for an operating business to acquire.

The Company acquired Asia4Sale.com, Ltd. as a wholly owned subsidiary on February 7, 2000 in exchange for 9,000,000 common shares. We commenced operations as a software development company, intending to design and build a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services in the Asian market place. The Company discontinued operations related to the operation of Asia4Sale.com, Ltd. during the third quarter of 2000.

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

Results of Operations

During the three month period ended March 31, 2001, the Company continued the search to identify a suitable business opportunity and initiated a private placement to fund operations. The Company completed a private placement of 6,712,652 shares of common stock for gross proceeds of $120,402. We do not expect to realize revenues in the form of a dividend as the result of our minority interest in WWA World Wide Auctioneers, Inc.

Net Losses

For the period from July 9, 1999 to March 31, 2001, the Company recorded an operating loss of $45,968. The Company’s operating losses were primarily attributable to general and administrative expenses. General and administrative expenses included accounting expenses, professional fees, consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue to operate at a loss through fiscal 2001 and cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to March 31, 2001.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $9,179 and total assets of $1,220,450 with total liabilities of $71,317 as of March 31, 2001 These assets consist primarily of cash on hand of $9,179, investments of $970,000 related to our minority interest in WWA World Wide Auctioneers, Inc. and net assets of discontinued operations. Net stockholders equity in the Company was $1,149,133 at March 31, 2001.

During the first three months of 2001 the Company conducted a private placement of its common stock at a price of approximately $0.02 per share to fund ongoing operations. The Company had raised a total of $120,402 and authorized the issuance of 6,712,652 shares of common stock.

Cash flow used in operating activities was $45,968 for the three month period ended March 31, 2001 as compared to cash flow used in operating activities of $14,040 for the three month period ended March 31, 2000. The increase in cash flows used in operating activities in the current period was due in large part to the reduction to 0 of the amount attributed to discontinued operations in the prior three month period.

Cash flow provided from financing activities was $120,402 for the three month period ended March 31, 2001 as compared to cash flow provided from financing activities of $1,250,000 for the three month period ended March 31, 2000 Funds realized from financing activities in the current three month period were from the sale of common equity in the amount of $120,402.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $919,242 as of December 31, 2000, which increased to $972,554 as of March 31, 2001. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2001. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2001 and 2000.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2001, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2001 the Company authorized the issuance of 6,712,652 shares of common stock to certain individuals in exchange for cash consideration of approximately $0.02 a share or $120,402 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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