Form 10QSB
period 2001-06-30
ASIA 4 SALE COM INC
filed 2006-01-24
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2001 was 28,451,419.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - June 30, 2001 (unaudited) and December 31, 2000	4
Statements of Operations - three months and six months ended June 30, 2001 and 2000 and the period from inception on July 9, 1999 to June 30, 2001 (unaudited)	5
Statements of Cash Flows - six months ended June 30, 2001 and 2000 and the period from inception on July 9, 1999 to June 30, 2001 (unaudited)	6
Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operations	8
Item 3. Controls and Procedures	11
Part II. - Other Information
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	12
Item 4. Submission of Matters to a Vote of Security Holders	12
Item 5. Other Information	13
Item 6. Exhibits	13
Signatures	14
Exhibits	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we” and “us” refer to Asia4Sale.com, Inc. The accompanying balance sheets of the Company, at June 30, 2001 and December 31, 2000, and related statements of operations and cash flows for the three and six months ended June 30, 2001 and 2000 and the period from inception of the development stage on July 9, 1999 through June 30, 2001, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended June 30, 2001, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2001.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                            Balance Sheets
   ASSETS

                                                                                          June 30,                   December 31,
                                                                                            2001                         2000
                                                                                         (Unaudited)
CURRENT ASSETS

       Cash                                                                        $                            $
                                                                                                     1,013                       17,234
       Prepaid expenses
                                                                                                       252                        1,321

               Total Current Assets
                                                                                                     1,265                       18,555

FIXED ASSETS

       Equipment, Net
                                                                                                    39,915                       39,915

               Total Fixed Assets
                                                                                                    39,915                       39,915
OTHER ASSETS
       Deposits
                                                                                                     3,450                        4,240
       Investments
                                                                                                   970,000                      970,000
       Net assets of discontinued operations                                                                                          -
                                                                                                   192,359

               Total Other Assets                                                                                               974,240
                                                                                                 1,165,809

               TOTAL ASSETS                                                        $                            $
                                                                                                 1,206,989                    1,032,710

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

         CURRENT LIABILITIES

       Accounts payable and accrued expenses                                       $                78,167      $
                                                                                                                                 66,084

               Total Current
               Liabilities                                                                          78,167                       66,084

STOCKHOLDERS' EQUITY (DEFICIT)

       Common stock; 100,000,000 shares authorized,
         at $0.001 par value,  28,451,419 and 21,600,000 shares
         issued and outstanding,                                                                    28,451                       21,600
       respectively
       Additional paid-in capital                                                                2,096,925                    1,980,885
       Deficit accumulated prior to the development stage                                          (1,200)                      (1,200)
       Deficit accumulated during the development stage                                          (995,354)                  (1,034,659)

               Total Stockholders' Equity (Deficit)                                              1,128,822                      966,626

               TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY (DEFICIT)                                                  $                            $
                                                                                                 1,206,989                    1,032,710

                                                                                ASIA4SALE.COM, INC.
                                                                           (A Development Stage Company)
                                                                       Statements of Operations (Unaudited)

                                                                                                                                                                 From Inception
                                                                                                                                                                   on July 9,
                                                        For the Three Months Ended                     For the Six Months Ended                                   1999 Through
                                                  June 30,                     June 30                     June 30,                     June 30                     June 30,
                                                    2001                        2000                         2001                         2000                        2001

REVENUES                                    $                           $                           $                     -      $                     -     $
                                                                -                            -                                                                                    -

EXPENSES

      General and administrative                           18,263                       69,534                       38,672                                                 305,100
                                                                                                                                                  79,260
      Depreciation                                                                                                                                                           10,461
                                                                -                            -                            -                            -

           Total Expenses                                  18,263                       69,534                       38,672                                                 315,561
                                                                                                                                                  79,260

OTHER INCOME

      Interest income                                                                                                                                                        22,753
                                                            1,010                       16,363                        1,035                       18,661

           Total Other Income                                                                                                                                                22,753
                                                            1,010                       16,363                        1,035                       18,661

LOSS FROM CONTINUING
  OPERATIONS                                             (17,253)                     (53,171)                     (37,637)                     (60,599)                  (292,808)

LOSS FROM DISCONTINUED
  OPERATIONS                                              (5,547)                    (216,243)                     (38,475)                    (292,158)                  (702,546)

NET LOSS                                    $            (22,800)      $             (269,414)                     (76,112)                    (352,757)     $            (995,354)

BASIC LOSS PER SHARE                        $              (0.00)      $                (0.17)     $                 (0.00)     $                 (0.03)

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                                          28,382,036                    1,571,604                   26,669,181                   10,932,614

                    The accompanying notes are an integral part of these financial statements.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                 Statements of Cash Flows (Unaudited)

                                                                                                                     From Inception
                                                                   For the Six             For the Six                 on July 9,
                                                                   Months Ended            Months Ended               1999 Through
                                                                     June 30,                June 30                    June 30,
                                                                       2001                      2000                     2001

CASH FLOWS FROM OPERATING ACTIVITIES

                 Net loss                                      $           (76,112)      $          (352,757)     $           (995,354)

     Adjustments to reconcile net loss to
       net cash used by operating
     activities:
           Discontinued operations                                                                  (175,738)                   548,654
                                                                                  -
           Depreciation expense                                                                                                  10,461
                                                                                  -                         -
                  Changes in operating assets and liabilities
                 Increase in deposits                                           790                   (4,240)                   (3,450)
                                 Increase in prepaid expenses                 1,069                   (3,963)                     (252)
                                 Increase in accounts payable                                                                    77,967
                                                                             12,083                     5,619

               Net Cash Used by Operating Activities                                                (531,079)                 (361,974)
                                                                           (62,170)

                         CASH FLOWS FROM INVESTING ACTIVITIES

           Investment in subsidiaries                                                               (970,000)               (1,711,013)
                                                                           (76,942)
           Purchase of fixed assets                                                                  (16,646)
                                                                                  -                                            (50,376)

               Net Cash Used by Investing Activities                                                 (16,646)               (1,761,389)
                                                                           (76,942)

CASH FLOWS FROM FINANCING ACTIVITIES

                        Common stock issued for cash                                                1,905,700
                                                                            122,891                                           2,122,891
                   Capital contributed by shareholder
                                                                                  -                         -                     1,485
                           Net cash received on notes payable
                                                                                  -                    20,000                         -

               Net Cash Provided by Financing Activities                                            1,925,700                 2,124,376
                                                                            122,891

                                         NET DECREASE IN CASH                                       1,377,975
                                                                           (16,221)                                               1,013

                                  CASH AT BEGINNING OF PERIOD
                                                                             17,234                         -                         -

           CASH AT END OF PERIOD                               $                         $                        $
                                                                              1,013                 1,377,975                     1,013

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

The Company had no products or services as of June 30, 2001 and remains focused on consummating a merger with or acquisition of an operating entity.

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

NOTE 3 - SIGNIFICANT EVENTS
During the six month period ended June 30, 2001, the Company issued 6,851,419 shares of its common stock for $122,891 in cash.

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

Results of Operations

During the six month period ended June 30, 2001, the Company continued the search to identify a suitable business opportunity and initiated a private placement to fund operations. The Company completed a private placement of 6,851,419 shares of common stock for gross proceeds of $122,891. We do not expect to realize revenues in the form of a dividend as the result of our minority interest in WWA World Wide Auctioneers, Inc.

Net Losses

For the period from July 9, 1999 to June 30, 2001, the Company recorded an operating loss of $995,354.

The Company’s operating losses are primarily attributable ($702,546) to the discontinuation of our Asia4Sale.com, Ltd. B2B and B2C businesses and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue to operate at a loss through fiscal 2001 and cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to June 30, 2001.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $1,265 and total assets of $1,206,989 with total liabilities of $78,167 as of June 30, 2001. These assets consisted primarily of cash on hand of $1,013, investments of $970,000 related to our minority interest in WWA World Wide Auctioneers, Inc. and net assets of discontinued operations. Net stockholders equity in the Company was $1,128,822 at June 30, 2001.

During the first six months of 2001, the Company conducted a private placement of its common stock at a price of approximately $0.02 per share to fund ongoing operations. The Company raised a total of $122,891 and authorized the issuance of 6,851,419 shares of common stock.

Cash flow used in operating activities was $62,170 for the six month period ended June 30, 2001 as compared to cash flow used in operating activities of $531,079 for the six month period ended June 30, 2000. The decrease in cash flow used in operating activities over the comparative six month periods can be attributed to discontinued operations in the prior period.

Cash flow provided from financing activities was $122,891 for the six month period ended June 30, 2001 as compared to cash flow provided from financing activities of $1,925,700 for the six month period ended June 30, 2000. Funds realized from financing activities in the current six month period were from the sale of common equity.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $919,242 as of December 31, 2000, which increased to $995,354 as of June 30, 2001. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2001. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2001 and 2000.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2001, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2001 the Company authorized the issuance of 138,767 shares of common stock to certain individuals in exchange for cash consideration of approximately $0.02 a share or $2,489 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 15, 2001, Carl van Lieshout was appointed to the Company’s board of directors. He will serve until the next annual meeting of our shareholders and until his successor is elected and qualified. Mr. Van Lieshout is also engaged as an officer and director of WWA World Wide Auctioneers, Ltd. and prior to joining WWA World Wide Auctioneers, Ltd. spent sixteen years running Machinehandel Leede B.V., a consignor and purchaser of heavy equipment. Over the last five years, Mr. Van Lieshout has not served as an officer or director of any other public companies.

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