Form 10QSB
period 2001-09-30
ASIA 4 SALE COM INC
filed 2006-01-25
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2001 was 28,858,547.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000	4
Statements of Operations - three and nine months ended September 30, 2001 and 2000 and the period from inception on July 9, 1999 to September 30, 2001 (unaudited)	5
Statements of Cash Flows - nine months ended September 30, 2001 and 2000 and the period from inception on July 9, 1999 to September 30, 2001 (unaudited)	6
Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis or Plan of Operations	8
Item 3. Controls and Procedures	11
Part II. - Other Information
Item 1. Legal Proceedings	12
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	12
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	13
Item 6. Exhibits	13
Signatures	14
Exhibits	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we” and “us” refer to Asia4Sale.com, Inc. The accompanying balance sheets of the Company, at September 30, 2001 and December 31, 2000, and related statements of operations and cash flows for the three and nine months ended September 30, 2001 and 2000 and the period from inception of the development stage on July 9, 1999 through September 30, 2001, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended September 30, 2001, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2001.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheets

                                                       ASSETS

                                                                            September 30,           December 31,
                                                                                2001                    2000
                                                                         --------------------    --------------------
                                                                         --------------------    --------------------
                                                                             (Unaudited)
CURRENT ASSETS
     Cash                                                                $             2,300     $             17,234
     Prepaid expenses                                                                    168                    1,321
                                                                         ---- ---------------    --- ----------------

              Total Current Assets                                                     2,468                   18,555
                                                                         ---- ---------------    --- ----------------

FIXED ASSETS
     Equipment, Net                                                                   39,915                   39,915
                                                                         ---- ---------------    --- ----------------

              Total Fixed Assets                                                      39,915                   39,915
                                                                         ---- ---------------    --- ----------------

OTHER ASSETS
     Deposits                                                                          3,450                    4,240
     Investments                                                                     933,000                  970,000
     Net assets of discontinued operations                                           215,446                        -
                                                                         ---- ---------------
                                                                                                 --- ----------------

              Total Other Assets                                                   1,151,896                  974,240
                                                                         ---- ---------------    --- ----------------

              TOTAL ASSETS                                               $         1,194,279     $          1,032,710
                                                                         ==== ===============    === ================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
     Accounts payable and accrued expenses                               $            82,609     $             66,084
                                                                         ---- ---------------    --- ----------------

              Total Current Liabilities                                               82,609                   66,084
                                                                         ---- ---------------    --- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; 100,000,000 shares authorized,
       at $0.001 par value,  28,858,547 and 21,600,000 shares
       Issued and outstanding, respectively                                           28,859                   21,600
     Additional paid-in capital                                                    2,132,518                1,980,885
     Deficit accumulated prior to the development stage                              (1,200)                  (1,200)
     Deficit accumulated during the development stage                            (1,048,507)              (1,034,659)
                                                                         ---- ---------------    --- ----------------

              Total Stockholders' Equity (Deficit)                                 1,111,670                  966,626
                                                                         ---- ---------------    --- ----------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT)                                         $         1,194,279     $          1,032,710
                                                                         ==== ===============    === ================
                    The accompanying notes are an integral part of these financial statements.

                                                                         ASIA4SALE.COM, INC.
                                                                    (A Development Stage Company)
                                                                 Statements of Operations (Unaudited)
                                                                                                                                                     From Inception
                                                                                                                                                       on July 9,
                                                                For the Three Months Ended                   For the Nine Months Ended                1999 Through
                                                                       September 30,                               September 30,                     September 30,
                                                           --------------------------------------    ------------------------------------------
                                                                                                     ------------------   ---------------------
                                                                2001                 2000                  2001                   2000                    2001
                                                           ---------------    -------------------    ------------------   ---------------------   ---------------------

                                                                                                      $                    $

REVENUES                                                   $             -      $               -                     -                       -    $                  -
                                                           --- -----------    --- ---------------    ------------------   ---------------------   --- -----------------

EXPENSES
     General and administrative                                     41,255                242,220                79,927                 321,480                 346,355
     Depreciation                                                        -                      -                     -                       -                  10,461
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

        Total Expenses                                              41,255                242,220                79,927                 321,480                 356,816
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

OTHER INCOME
     Interest income                                                 2,015                  2,974                 3,050                  21,635                  24,768
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

        Total Other Income                                           2,015                  2,974                 3,050                  21,635                  24,768
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

LOSS FROM CONTINUING OPERATIONS                                   (39,240)              (239,246)              (76,877)               (299,845)               (332,048)
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

LOSS FROM DISCONTINUED OPERATIONS                                 (13,913)              (204,873)              (52,388)               (497,031)               (716,459)
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

NET LOSS                                                   $      (53,153)     $        (444,119)     $       (129,265)    $          (796,876)    $        (1,048,507)
                                                           === ===========    === ===============    === ==============   ==== ================   === =================

BASIC LOSS PER SHARE                                       $        (0.00)     $           (0.03)     $          (0.01)    $             (0.07)
                                                           === ===========    === ===============    === ==============   ==== ================

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                                    28,654,983             15,716,044            27,268,135             10,932,614
                                                           ===============    === ===============    ==================   ==== ================
                    The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                               (A Development Stage Company)
                                            Statements of Cash Flows (Unaudited)
                                                                                                            From Inception
                                                                           For the Nine                       on July 9,
                                                                           Months Ended                      1999 Through
                                                                           September 30,                    September 30,
                                                              ----------------------------------------
                                                                    2001                  2000                   2001
                                                              -----------------    -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $      (129,265)     $        (798,161)     $      (1,048,507)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
          Discontinued operations                                    (100,029)               (62,865)                448,625
          Depreciation                                                       -                      -                 10,461
      Changes in operating assets and liabilities
          Increase in deposits                                             790                (4,240)                (3,450)
          Increase in prepaid expenses                                   1,153                (2,643)                  (168)
          Increase in accounts payable                                  16,525                  2,739                 82,409
                                                              --- -------------    --- ---------------    --- ---------------

             Net Cash Used by Operating Activities                   (210,826)              (865,170)             (510,630)
                                                              --- -------------    --- ---------------    --- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of fixed assets                                           -               (44,376)               (50,376)
          Change in investments                                         37,000              (970,000)            (1,597,071)
                                                              --- -------------    --- ---------------    --- ---------------

             Net Cash Used by Investing Activities                      37,000            (1,014,376)            (1,647,447)
                                                              --- -------------    --- ---------------    --- ---------------

CASH FLOWS FROM FINIANCING ACTIVITIES
          Common stock issued for cash                                 158,892              1,942,185              2,158,892
          Capital contributed by shareholder                                 -                      -                  1,485
          Cash received on notes payable                                     -                 20,000                      -
                                                              --- -------------    --- ---------------    --- ---------------

             Net Cash Provided by Financing Activities                 158,892              1,962,185              2,160,377
                                                              --- -------------    --- ---------------    --- ---------------

          NET DECREASE IN CASH                                        (14,934)                 82,639                  2,300

          CASH AT BEGINNING OF PERIOD                                   17,234                      -                      -
                                                              --- -------------    --- ---------------    --- ---------------

          CASH AT END OF PERIOD                               $          2,300     $           82,639     $            2,300
                                                              === =============    === ===============    === ===============

SUPPLIMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION

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

The Company was incorporated under the laws of the State of Nevada on September 23, 1996. The Company ceased all operating activities during the period from September 23, 1996 to July 9, 1999 and was considered dormant. On July 9, 1999 the Company obtained a certificate of renewal from the State of Nevada. Since July 9, 1999, the Company has been in the development stage, and has not commenced planned principal operations.

The Company has no products or services as of September 30, 2001. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company’s primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish its merger and/or acquisition strategy, and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SIGNIFICANT EVENTS
During the nine-month period ended September 30, 2001, the Company issued 7,258,547 shares of its previously unissued common stock for $158,892 in cash.

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

Plan of Operation

The Company

The Company is a corporation, organized and existing under the laws of the State of Nevada, having been incorporated in September 1996 as “H&L Investments, Inc.” The name of the corporation was changed to Asia4Sale.com, Inc., on December 22, 1999.

As of December 31, 2000, the Company was engaged in no active business other than the search for an operating business to acquire.

The Company acquired Asia4Sale.com, Ltd., as a wholly owned subsidiary on February 7, 2000 in exchange for 9,000,000 common shares. We commenced operations as a software development company, intending to design and build a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services in the Asian market place. The Company discontinued operations related to the operation of Asia4Sale.com, Ltd. during the third quarter of 2000.

During June of 2000, the Company acquired a 49% minority interest in WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd., (“WWA”) in exchange for $970,000. WWA is engaged in the operation of used heavy construction equipment auctions in Dubai, United Arab Emirates, and other locations around the world.

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

Results of Operations

During the nine month period ended September 30, 2001, the Company continued the search to identify a suitable business opportunity and initiated a private placement to fund operations. The Company completed a private placement of 7,258,547 shares of common stock for gross proceeds of $158,892. We do not expect to realize revenues in the form of a dividend as the result of our minority interest in WWA World Wide Auctioneers, Inc.

Net Losses

For the period from July 9, 1999 to September 30, 2001, the Company recorded an operating loss of $1,048,507.

The Company’s operating losses are primarily attributable ($716,459) to the discontinuation of our Asia4Sale.com, Ltd., B2B and B2C businesses and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue to operate at a loss through fiscal 2001 and cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to September 30, 2001.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $2,468 and total assets of $1,194,279 with total liabilities of $82,609 as of September 30, 2001. These assets consisted primarily of cash on hand of $2,300, investments of $933,000 related to our minority interest in WWA World Wide Auctioneers, Inc. and net assets of discontinued operations. Net stockholders equity in the Company was $1,111,670 at September 30, 2001.

During the first nine months of 2001, the Company conducted a private placement of its common stock at a price of approximately $0.02 per share to fund ongoing operations. The Company raised a total of $158,892 and authorized the issuance of 7,258,547 shares of common stock.

Cash flow used in operating activities was $210,826 for the nine month period ended September 30, 2001 as compared to cash flow used in operating activities of $531,079 for the nine month period ended September 30, 2000. The decrease in cash flow used in operating activities over the comparative nine month periods can be attributed to discontinued operations in the prior period.

Cash flow provided from investing activities was $37,000 for the nine month period ended September 30, 2001 as compared to cash flow used in investing activities of $1,014,376 for the nine month period ended June 30, 2000. Funds realized from investing activities in the current nine month period were from gains on investments.

Cash flow provided from financing activities was $158,892 for the nine month period ended September 30, 2001, as compared to cash flow provided from financing activities of $1,942,185 for the nine month period ended September 30, 2000. Funds realized from financing activities in the current nine month period were from the sale of common equity.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,034,659 as of December 31, 2000, which increased to $1,048,507 as of September 30, 2001. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2001. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2001 and 2000.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2001, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended September 30, 2001 the Company authorized the issuance of 407,128 shares of common stock to certain individuals in exchange for cash consideration of $36,001 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

Date: January 24, 2006

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