Form 10KSB
period 2001-12-31
ASIA 4 SALE COM INC
filed 2006-01-25
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 .

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2001, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $2,600 based on the average closing bid and asked prices for the common stock on January 23, 2006.

On January 25, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 32,401,920.

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

_________________

Company History and Business

_________________

As used herein the terms “Company,” “our,” “we” and “us” refer to Asia4Sale.com, Inc.

Asia4sale.com, Inc., a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as H&L Investments, Inc. The name of the corporation was changed to Asia4sale.com, Inc., on December 22, 1999, and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

The Company changed its name on December 22, 1999 with the intent to acquire Asia4Sale.com, Ltd. a Hong Kong registered software development company (“LTD”) which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2000, the Company executed a 1 for 1 stock dividend.

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

                                                    PRICE RANGE

                  YEAR ENDED December 31, 2001:               LOW        HIGH

                                      1st Quarter            $ 2.00      4.00
                                      2nd Quarter              0.10      1.00
                                      3rd Quarter              0.00      0.10
                                      4th Quarter              0.00      0.10

                  YEAR ENDED December 31, 2000:               LOW        HIGH

                                      1st Quarter            $ 4.50      6.00
                                      2nd Quarter              4.50      6.00
                                      3rd Quarter              4.00      6.00
                                      4th Quarter              3.00      5.00

Stockholders

_________________

As of January 25, 2006 there were 2,005 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in “street name”.

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

Recent Sales of “Unregistered” Securities

During the three month period ended December 31, 2001 the Company authorized the issuance of 349,453 shares of common stock to certain individuals in exchange for cash consideration of $6,268 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

Results of Operations

_________________

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Results of Operations

During the twelve month period ended December 31, 2001, the Company is in the development stage and has generated no significant revenue. We do not expect to sell a significant amount of equity in WWA over the next twelve months, nor do we expect any dividend from this minority interest investment over the next twelve months.

Net Losses

For the period from July 9, 1999 to December 31, 2001, the Company recorded an operating loss of $1,208,049. The Company’s operating losses were primarily attributable ($671,859) to the discontinuation of our B2B and B2C businesses and to general and administrative expenses. General and administrative expenses since inception totaled $533,205 and included web hosting and development, legal and professional expenses, salaries, and marketing expenses.

We do not expect to realize any revenue from our minority interest in WWA.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to December 31, 2001.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $45,590 and total assets of $1,083,388 with total liabilities of $124,992 as of December 31, 2001. These assets consisted primarily of cash on hand of $42,203, and investments of $970,000 on the purchase of a minority interest in WWA. Net stockholders equity in the Company was $958,396 at December 31, 2001.

Cash flow used in operating activities was $140,191 for the twelve month period ended December 31, 2001, as compared to cash flow used in operating activities of $298,319 for the twelve month period ended December 31, 2000. Cash flow used in operating activities was due to a large part on net losses.

Cash flow provided from financing activities was $165,160 for the twelve month period ended December 31, 2001, as compared to cash flow provided from financing activities of $2,000,000 for the twelve month period ended December 31, 2000. Funds were realized from financing activities in the twelve month period from the sale of common equity. During the twelve months of 2001 the Company conducted a private placement of its common stock at an average price of $0.022 per share. The Company raised a total of $165,160, and authorized the issuance of 7,608,000 shares of common stock.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,208,049 as of December 31, 2001. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

_________________

In preparing financial statements for the year ended December 31, 2001, the Company adopted the following accounting pronouncements:

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2001 and 2000 have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

ASIA4SALE.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2001

                                                  C O N T E N T S

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Asia4sale.com, Inc.

(A Development Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheet of Asia4sale.com, Inc. (a development stage company) as of December 31, 2001 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2001 and 2000 and from inception on July 9, 1999 through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia4sale.com, Inc. (a development stage company) as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 and from inception on July 9, 1999 through December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

Moore & Associates, Chartered

Las Vegas, Nevada

October 31, 2005

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet

                                                      ASSETS

                                                                                                 December 31,
                                                                                                       2001

CURRENT ASSETS

   Cash$                                                                                                  42,203
   Prepaid expenses                                                                                        3,387

     Total Current Assets                                                                                 45,590

FIXED ASSETS, net                                                                                         23,123

OTHER ASSETS

   Other receivables                                                                                      41,225
   Equity investment                                                                                     970,000
   Deposits                                                                                                3,450

     Total Other Assets                                                                                1,014,675

     TOTAL ASSETS                                                                              $       1,083,388

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                    $          76,731
   Reserve for discontinued operations                                                                    48,261

     Total Current Liabilities                                                                           124,992

       Total Liabilities                                                                                 124,992

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001 par value,
    29,208,000 shares issued and outstanding                                                              29,208
   Additional paid-in capital                                                                          2,138,437
   Accumulated deficit                                                                                    (1,200)
   Deficit accumulated during the development stage                                                   (1,208,049)

     Total Stockholders' Equity                                                                          958,396

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       1,083,388

The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Operations
                                                                                                        From
                                                                                                       Inception on
                                                                                                          July 9,
                                                                   For the Years Ended                 1999
Through
                                                                          December 31,               December 31,
                                                                 2001       2000                    2001

REVENUES                                                   $               -    $               -   $                 -

EXPENSES

   Depreciation and amortization                                      16,792               10,461                27,253
   General and administrative                                        151,360              380,560               533,205

     Total Expenses                                                  168,152              391,021               560,458

OTHER INCOME (EXPENSE)

   Interest income                                                     2,550               21,718                24,268

     Total Other Income (Expense)                                      2,550               21,718                24,268

LOSS FROM CONTINUING OPERATIONS                                     (165,602)            (369,303)             (536,190)

LOSS FROM DISCONTINUED OPERATIONS                                     (7,788)            (664,071)             (671,859)

NET LOSS                                                   $        (173,390)   $      (1,033,374)  $        (1,208,049)

BASIC LOSS PER SHARE OF
 COMMON STOCK                                              $          (0.01)    $           (0.05)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        24,604,000           21,600,000

                    The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)

                                                                                                                Deficit
                                                                                                           Accumulated
                                                                                Additional                       During
                                                         Common Stock         Paid-In    Accumulated  Development
                                                  Shares         Amount       Capital        Deficit       Stage

Balance at July 9, 1999 (Inception)                 2,000,000  $       2,000  $     (1,000)  $     (1,200) $          -

Contributed capital by shareholders                         -              -         1,485              -             -

Net loss for the year ended
  December 31, 1999                                         -              -             -              -        (1,285)

Balance, December 31, 1999                          2,000,000          2,000           485         (1,200)       (1,285)

Common stock issued for cash and
Acquisition of LTD                                 19,600,000         19,600     1,980,400              -             -

Net loss for the year ended
  December 31, 2000                                         -              -             -              -    (1,033,374)

Balance, December 31, 2000                         21,600,000         21,600     1,980,885         (1,200)   (1,034,659)

Common stock issued for cash at
  approximately $0.02 per share                     7,608,000          7,608       157,552              -             -

Net loss for the year ended
  December 31, 2001                                         -              -             -              -      (173,390)

Balance, December 31, 2001                         29,208,000  $      29,208  $  2,138,437   $     (1,200) $ (1,208,049)

                    The accompanying notes are an integral part of these financial statements.

                                                 ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows

                                                                                                                       From

                                                                                                                   Inception on
                                                                                                                     July 9,
                                                                        For the Years Ended                        1999 Through
                                                                           December 31,                         December 31, 2001
                                                                          2001                    2000

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                          $        (173,390)  $       (1,033,374)  $        (1,208,049)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Discontinued operations                                                     7,788              664,071               671,859
     Depreciation expense                                                       16,792               10,461                27,253
   Changes in operating assets and liabilities:

     (Increase) in prepaid expenses                                             (2,066)              (1,321)               (3,387)
     (Increase) in deposits and other receivables                                   38               (4,240)               (4,202)
     Increase (decrease) in accounts payable
       and accrued liabilities                                                  10,647               66,084                76,531

       Net Cash Used by Operating Activities                                  (140,191)            (298,319)             (439,995)

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in subsidiaries                                                        -           (1,634,071)           (1,634,071)
   Purchase of fixed assets                                                          -              (50,376)              (50,376)

       Net Cash Used by Investing Activities                                         -           (1,684,447)           (1,684,447)

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed by shareholder                                                -                    -                 1,485
   Proceeds from common stock                                                  165,160            2,000,000             2,165,160

       Net Cash Provided by Financing Activities                               165,160            2,000,000             2,166,645

NET INCREASE IN CASH                                                            24,969               17,234                42,203

CASH AT BEGINNING OF PERIOD                                                     17,234                    -                     -

CASH AT END OF PERIOD                                                $          42,203   $           17,234   $            42,203

CASH PAID FOR:

       Interest                                                      $               -   $                  - $                 -
       Income taxes                                                  $               -   $                  - $                 -

NON-CASH FINANCING ACTIVITIES

       None

                    The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

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

The Company changed its name on December 22, 1999 with the intent to acquire Asia4Sale.com, Ltd. a Hong Kong registered software development company (“LTD”) which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2001, the Company executed a 1 for 1 stock dividend, and thus all share counts in the financial statements for 2001 are stated as post dividend numbers.

The Company thus became a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services to the Asian market place.

The Company was funded by a group of several non-US investors that invested $2,165,160 cash into the Company’s treasury during 2000 and 2001. The Company issued 9,208,000 (post-stock dividend) shares of its common stock in 2000 and 2001 in return for this investment.

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

The Company has no products or services as of December 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES a. Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss Per Share
                                                                         December 31, 2001
                                                      Loss                  Shares                Per Share
                                                       (Numerator)       (Denominator)               Amount

                                                   $         (173,390)          24,604,000     $           (0.01)

                                                               For the Year Ended
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

        Net deferred tax assets consist of the following components as of December 31, 2001 and 2000:

                                                                                   2001                2000

              Deferred tax assets
                  NOL Carryover                                             $          471,588  $          403,517

              Valuation allowance                                                     (471,588)           (403,517)

              Net deferred tax asset                                        $                -  $                -

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2001 and 2000 due to the following:

                                                                                        2001                2000

              Book loss                                                     $          (68,071) $         (403,016)
              Valuation allowance                                                       68,071             403,016

                                                                            $                -  $                -
At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,209,000 that may be offset against future taxable income through the year 2021. No tax benefit has been reported in the December 31, 2001 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

g. Fair Value of Financial Instruments
As at December 31, 2001, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

   h. Newly Issued Accounting Pronouncements

        The Company has adopted the following accounting pronouncements:

SFAS No. 123(R) — In December 2004, the FASB issued SFAS No. 123 (Revised 2004) (SFAS 123 (R)) “Share-based payment”. SFAS 123 (R) will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. In addition, liability awards will be re-measured each reporting period. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. FASB 123 (R) replaces FASB 123, Accounting for Stock-Based Compensation and supersedes APB option No. 25, Accounting for Stock Issued to Employees. This guidance is effective as of the first interim or annual reporting period after December 15, 2005 for Small Business filers.

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

SFAS No. 151 — In November 2004, the FASB issued SFAS No. 151 (SFAS 151), “Inventory Costs”. SFAS 151 amends ARB No. 43, Chapter 4. This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 is the result of a broader effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 will not have a material impact on the results of operations or financial position of the company as it does not have inventory.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

   h. Newly Issued Accounting Pronouncements

SFAS No. 153 — In December 2004, the FASB issued SFAS No. 153 (SFAS 153) “Exchange of Non-monetary assets”. This statement was a result of a joint effort by the FASB and the IASB to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. One such difference was the exception from fair value measurement in APB Opinion No. 29, Accounting for Non-Monetary Transactions, for non-monetary exchanges of similar productive assets. SFAS 153 replaces this exception with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for non-monetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 will not have a material effect on the Company’s financial position or results of operations.

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

i. Fixed Assets

Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

                                    Computer equipment                                           $ 10,961
                                    Furniture and fixtures                                         35,385
                                    Other                                                           4,030
                                    Accumulated depreciation                                     (27,253)

                                    Net                                                          $ 23,123

j. Concentration of Risk

        Cash — The Company at times maintained a cash balance in excess of insured limits.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        In 2001, the Company issued 7,608,000 shares of its restricted common stock for cash of $165,160.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2001 and 2000

NOTE 5 - DISCONTINUED OPERATIONS
In 2000 the Company discontinued the operations of its wholly owned subsidiary Asia4Sale.com, Ltd. The accompanying financial statements have been restated to reflect the operations of Asia4Sale.com, Ltd. as discontinued.

                                                          For the Years Ended
                                                                  December 31,
                                                                       2001           2000
               Revenues                                  $        14,107       $     15,373
               Cost of sales                                     (8,768)           (19,591)
               General and administrative                      (128,603)          (546,402)
               Reserve for valuation                             115,417          (115,417)
               Other income (expense)                                 59              1,966

               Net loss before income taxes                      (7,788)          (664,071)
               Income tax expense                                      -                  -

               Net loss                                  $       (7,788)       $  (664,071)

The net assets of the discontinued operations were composed of the following:

               Inventory                                                      -           9,900
               Notes receivable                                               -          20,000
               Investments                                                    -          27,500
               Fixed assets                                               5,319           1,548
               Prepaid expenses                                           2,106           6,656
               Accounts payable and accrued
                     expenses                                          (57,792)        (72,395)

               Net assets                                     $        (48,261)  $      115,417
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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On October 6, 2004, HJ & Associates, L.L.C. (formerly Jones, Jensen & Company, Inc.) (“HJ & Associates”) resigned as the certifying accountant for the Company.

From the date on which HJ & Associates was engaged until the date HJ & Associates resigned, there were no disagreements with HJ & Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of HJ & Associates would have caused HJ & Associates to make reference to the subject matter of the disagreements in connection with any reports it would have issued, and there were no “reportable events” as that term is defined in Item 304(a)(1)(iv) of Regulation S-B.

The Company has provided HJ & Associates with a copy of the foregoing disclosure, and HJ & Associates has furnished it with a letter addressed to the Securities and Exchange Commission stating that they agree with such disclosure. The Company has filed an Exhibit to the Form 8K a copy of the letter from HJ & Associates required by Item 304 of Regulation S-B.

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

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2001 Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2001 and 2000.

(b)     Changes in internal controls over financial reporting.

During the year ended December 31, 2001, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2001:

         Name                           Age          Position

         Eric Montandon                  35          Chief Executive Officer, Chief Financial Officer, Director

         Alfredo "Alex" Cruz             39          Secretary

         Brian Hodgson                   41          Director

         Carl van Lieshout               40          Director

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

ERIC MONTANDON has served as Director since April 2000, and served as President and Treasurer from May 2001 through the present. Mr. Montandon is an established entrepreneur, and has 12 years of corporate management experience. He is currently serving on the Board of Directors of WWA Group, Inc. and Net Telecommunications, Inc.

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

CARL VAN LIESHOUT has served as Director since April 2001. Mr. Van Lieshout was also engaged as an officer and director of WWA World Wide Auctioneers, Ltd. until May 2005. Prior to joining WWA World Wide Auctioneers, Ltd. spent sixteen years running Machinehandel Leede B.V., a consignor and purchaser of heavy equipment. Over the last five years, Mr. Van Lieshout has not served as an officer or director of any other public companies.

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

19

Compliance with Section 16 of the Exchange Act

_________________

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2001, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except as described below:

Ko Jen Wang ITEM

 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2001 and 2000 by the Chief Executive Officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

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
                                                               -----------------------
                                                               Number of
                                                               Securities  All Other
Name and                 Fiscal                 Other Annual   Underlying Compensation
Principal Positions      Year   Salary   Bonus Compensation(3) Options    (2)
------------------------ ------ -------- ----- --------------- ---------- ------------

Eric Montandon
Treasurer, CFO           2001   $-0-     $-0-        -0-          -0-        -0-
  Director               2000   $-0-     $-0-        -0-          -0-        -0-

James Emberton*
Former Treasurer, CFO    2001   $-0-     $-0-        -0-          -0-        -0-
  Director               2000   $-0-     $-0-        -0-          -0-        -0-

Alfredo "Alex" Cruz      2001   $-0-     $-0-        -0-          -0-        -0-
Secretary                2000   $-0-     $-0-        -0-          -0-        -0-

Brian Hodgson            2001   $-0-     $-0-        -0-          -0-        -0-
Chief Executive Officer  2000   $-0-     $-0-        -0-          -0-        -0-

Cornelis van Lieshout    2001   $-0-     $-0-        -0-          -0-        -0-
Director                 2000   $-0-     $-0-        -0-          -0-        -0-

*James Emberton resigned as a member of the Board of Directors and as the Company’s Chief Financial Officer and Treasurer on May 1, 2001.

Bonuses and Deferred Compensation

_________________

The officers and directors each received stock from the Company’s treasury in 2001 as bonuses in lieu of salaries.

                  Brian Hodgson                               200,000
                  Eric Montandon                              328,132
                  Alfredo Alex Cruz                           271,868
                  Cornelis van Lieshout                       500,000

None of the officers and directors filed Form 3 statements of beneficial ownership at the time they received the common stock.

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

The Company presently has no employment agreements with any of its executive officers. Compensation pursuant to plans; pension table

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

_________________

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of December 31, 2001. Each of these persons has sole investment and sole voting power over the shares indicated.

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

                                                             Number of Shares               Percent
                  Name and Address                         Beneficially Owned              of Class

                  Brian Hodgson                                     200,000                    0.7%
                  Eric Montandon                                    328,132                    1.0%
                  Alfredo Alex S. Cruz                              271,868                    0.8%
                  Carl van Lieshout                                 500,000                    1.5%

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2001 and 2000:

                               Fee Category          Fiscal 2001 Fees   Fiscal 2000 Fees
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

/s/ Eric Montandon

Date: January 23, 2006

Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature Title Date

/s/ Eric Montandon

 Eric Montandon

Director

 January 25, 2006

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