Form 10QSB
period 2002-03-31
ASIA 4 SALE COM INC
filed 2006-01-26
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2002 was 30,497,574.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we,” and “us” refer to Asia4Sale.com, Inc. The accompanying balance sheets of the Company, at March 31, 2002, and December 31, 2001, and related statements of operations and cash flows for the three months ended March 31, 2002 and 2001 and the period from inception of the development stage on July 9, 1999 through March 31, 2002, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2002, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2002.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS

                                                                         March 31,                December 31,
                                                                           2002                       2001
                                                                   ----------------------    -----------------------
                                                                   ----------------------    -----------------------
                                                                        (Unaudited)
CURRENT ASSETS
     Cash                                                          $              23,907     $               42,203
     Prepaid Expenses                                                              1,060                      3,387
                                                                   ---- -----------------    ---- ------------------

        Total Current Assets                                                      24,967                     45,590
                                                                   ---- -----------------    ---- ------------------

FIXED ASSETS
     Equipment, Net                                                               23,123                     23,123
                                                                   ---- -----------------    ---- ------------------

        Total Fixed Assets                                                        23,123                     23,123
                                                                   ---- -----------------    ---- ------------------

OTHER ASSETS
     Other receivables                                                            49,725                     41,225
     Equity investment                                                           970,000                    970,000
     Deposit                                                                       3,450                      3,450
                                                                   ----
                                                                        -----------------    ---- ------------------

        Total Other Assets                                                     1,023,175                  1,014,675                                                                    ---- -----------------    ---- ------------------

        TOTAL ASSETS                                               $           1,071,265     $            1,083,388
                                                                   ==== =================    ==== ==================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Accounts payable and accrued expenses                         $              95,607     $               76,731
     Net liabilities from discontinued operations                                 94,249                     48,261
                                                                   ---- -----------------    ---- ------------------

        Total Current Liabilities                                                189,856                    124,992
                                                                   ---- -----------------    ---- ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; 100,000,000 shares authorized, at
       $0.001 par value,  30,497,574 and 29,208,000 shares
       issued and outstanding, respectively                                       30,498                     29,208
     Additional paid-in capital                                                2,183,740                  2,138,437
     Deficit accumulated prior to the development stage                          (1,200)                    (1,200)
     Deficit accumulated during the development stage                        (1,331,629)                (1,208,049)
                                                                   ---- -----------------    ---- ------------------

        Total Stockholders' Equity (Deficit)                                     881,409                    958,396
                                                                   ---- -----------------    ---- ------------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
          EQUITY (DEFICIT)                                         $           1,071,265       $          1,083,388
                                                                   ==== =================    ==== ==================
                    The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                        Statements of Operations (Unaudited)

                                                                                                  From Inception
                                                              For the Three                         on July 9,
                                                               Months Ended                        1999 Through
                                                                March 31,                           March 31,
                                             -------------------------------------------------
                                                      2002                     2001                    2002
                                             ------------------------------------------------------------------------

REVENUES                                     $                      -  $                     - $                    -
                                             ------------------------------------------------------------------------

EXPENSES

  General and administrative                                  118,375                   20,409                651,580
  Depreciation
                                                                    -                        -                 27,253
                                             ------------------------------------------------------------------------

   Total Expenses                                             118,375                   20,409                678,833
                                             ------------------------------------------------------------------------

OTHER INCOME

     Interest income                                                -                       25                 24,268
                                             ------------------------------------------------------------------------

       Total Other Income                                           -                       25                 24,268
                                             ------------------------------------------------------------------------

LOSS FROM CONTINUING
    OPERATIONS                                              (118,375)                 (20,384)              (654,565)
                                             ------------------------------------------------------------------------

LOSS FROM DISCONTINUED
    OPERATIONS                                                (5,205)                 (32,928)              (677,064)
                                             ------------------------------------------------------------------------

NET LOSS                                     $              (123,580) $               (53,312) $          (1,331,629)
                                             ========================================================================

BASIC LOSS PER SHARE                         $                 (0.00) $                 (0.00)
                                             =================================================

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                  29,866,707             22,044,773
                                             =================================================

                     The accompanying notes are an integral part of these financial statements.

                                                 ASIA4SALE.COM, INC.
                                            (A Development Stage Company)
                                        Statements of Cash Flows (Unaudited)
                                                                                                      From Inception
                                                                              For the Three             on July 9,
                                                                               Months Ended            1999 Through
                                                                                March 31,                March 31,
                                                                     ---------------------------------
                                                                           2002            2001            2002
                                                                     -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                    $       (123,580)$      (53,312) $   (1,331,629)

         Adjustments to reconcile net loss to
           net cash used by operating activities:

                                  Discountinued operations                      45,988              -         717,847

                                 Depreciation expense                                -              -          27,253
         Changes in operating assets and liabilities

                                 Increase in receivables                       (8,500)              -         (8,500)

                                 Increase in deposits                                -            790         (4,202)
                Increase in prepaid expenses                                     2,327          1,321         (1,060)
                Increase in accounts payable and

                  accrued expenses                                              18,876          5,233          95,407
                                                                     -------------------------------------------------

Net Cash Used by Operating Activities                                         (64,889)       (45,968)       (504,884)
                                                                     -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

                                 Investment in subsidiaries                          -       (82,489)     (1,634,071)

                                  Purchase of fixed assets                           -              -        (50,376)
                                                                     -------------------------------------------------

Net Cash Used by Investing Activities                                                -         82,489     (1,684,447)
                                                                     -------------------------------------------------

CASH FLOWS FROM FINIANCING ACTIVITIES

                                 Common stock issued for cash                   46,593        120,402       2,211,753

                                 Capital contributed by shareholder                  -              -           1,485

                                  Cash received on notes payable                     -              -               -
                                                                     -------------------------------------------------

Net Cash Provided by Financing Activities                                       46,593        120,402       2,213,238
                                                                     -------------------------------------------------

                                 NET DECREASE IN CASH                         (18,296)        (8,055)          23,907

                                 CASH AT BEGINNING OF PERIOD                    42,203         17,234               -
                                                                     -------------------------------------------------

                 CASH AT END OF PERIOD                               $          23,907$         9,179 $        23,907
                                                                     =================================================

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         CASH PAID FOR:

                                  Interest                           $               - $            - $ -

                                 Income Taxes                        $               - $            - $ -

                    The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND HISTORY

        The financial statements presented are those of Asia4Sale.com, Inc. (the “Company”).

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

During June of 2000, the Company acquired a 49% minority interest in WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of a British Virgin Island registered company, World Wide Auctioneers, Ltd. a company engaged in the operation of used heavy construction equipment auctions in Dubai, United Arab Emirates and other locations.

The Company had no products or services as of March 31, 2002 and remains focused on consummating a merger with or acquisition of an operating entity.

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

NOTE 3 - SIGNIFICANT EVENTS
During the three month period ended March 31, 2002, the Company issued 1,289,574 shares of its previously un-issued common stock at approximately $0.036 per share for $46,593 in cash.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

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

These risks and uncertainties, many of which are beyond the Company’s control, include (i) the sufficiency of existing capital resources and our ability to raise additional capital to fund cash requirements for future operations; (ii) uncertainties involved in the decision to acquire an existing business opportunity or to embark on a start up venture; (iii) the ability of the Company to achieve sufficient revenues from the operation of a business opportunity; and (iv) general economic conditions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

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

As of December 31, 2001, we were engaged in no active business other than the search for an operating business to acquire.

During June of 2000, the Company acquired a 49% minority interest in WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd., (collectively referred to as “WWA”) in exchange for $970,000. WWA is engaged in the operation of used heavy construction equipment auctions in Dubai, United Arab Emirates, and other locations around the world.

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

Results of Operations

During the three month period ended March 31, 2002, the Company continued the search to identify a suitable business opportunity and initiated a private placement to fund operations.

We do not expect to realize revenues in the form of a dividend as the result of our minority interest in WWA.

Net Losses

For the period from July 9, 1999 to March 31, 2002, the Company recorded an operating loss of $1,331,629. The Company’s operating losses are primarily attributable to the discontinuation of business in 2000 and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue to operate at a loss through fiscal 2002 and cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to March 31, 2002.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $24,967 and total assets of $1,071,265 with total liabilities of $189,856 as of March 31, 2002. The assets consisted primarily of cash on hand of $23,907, and investments of $970,000 related to our minority interest in WWA. Net stockholders equity in the Company was $881,409 at March 31, 2002.

Cash flow used in operating activities was $64,889 for the three month period ended March 31, 2002 as compared to cash flow used in operating activities of $45,968 for the three month period ended March 31, 2001. The increase in cash flow used in operating activities over the comparative three month periods can be attributed to an increase in operational losses.

Cash flow used in investing activities was $0 for the three month period ended March 31, 2002 as compared to cash flow used in investing activities of $82,489 for the three month period ended March 31, 2001.

Cash flow provided from financing activities was $46,593 for the three month period ended March 31, 2002, as compared to cash flow provided from financing activities of $120,402 for the three month period ended March 31, 2001. Funds realized from financing activities in the current three month period were from the private placement of 1,289,574 shares of the Company’s common stock at a price of approximately $0.036 per share.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,208,049 as of December 31, 2001, which increased to $1,331,629 as of March 31, 2002. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2002. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2002 and 2001.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2002, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended March 31, 2002 the Company authorized the issuance of 1,289,574 shares of common stock to certain individuals in exchange for cash consideration of approximately $0.036 per share or $46,593 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with these transactions.

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

Date: January 26, 2006

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