Form 10QSB
period 2002-06-30
ASIA 4 SALE COM INC
filed 2006-01-26
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2002 was 32,401,920.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - June 30, 2002 (unaudited) and December 31, 2001	4
Statements of Operations - three and six months ended June 30, 2002 and 2001 and the period from inception on July 9, 1999 to June 30, 2002 (unaudited)	5
Statements of Cash Flows - six months ended June 30, 2002 and 2001 and the period from inception on July 9, 1999 to June 30, 2002 (unaudited)	6
Notes to Financial Statements	8

Item 2. Management's Plan of Operations	9
Item 3. Controls and Procedures	12
Part II. - Other Information
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	12
Item 6. Exhibits	13
Signatures	14
Exhibits	15

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we,” and “us” refer to Asia4Sale.com, Inc., unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS
                                                                           June 30,                December 31,
                                                                             2002                      2001
                                                                     ----------------------    ---------------------
                                                                     ----------------------    ---------------------
                                                                          (Unaudited)
CURRENT ASSETS
      Cash                                                                           1,850                   42,203

      Prepaid expenses                                               $                 775     $              3,387
                                                                     ---- -----------------    ---- ----------------

          Total Current Assets                                                       2,625                   45,590
                                                                     ---- -----------------    ---- ----------------

FIXED ASSETS

      Equipment, Net                                                                23,123                   23,123
                                                                     ---- -----------------    ---- ----------------

          Total Fixed Assets                                                        23,123                   23,123
                                                                     ---- -----------------    ---- ----------------

OTHER ASSETS

      Other receivables                                                             37,735                   41,225

      Equity investment                                                            970,000                  970,000

      Deposits                                                                       3,450                    3,450
                                                                     ---- -----------------
                                                                                               ---- ----------------

          Total Other Assets                                                     1,011,185               1,014,675
                                                                     ---- -----------------    ---- ----------------

          TOTAL ASSETS                                               $           1,036,933     $          1,083,388
                                                                     ==== =================    ==== ================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable and accrued expenses                          $              89,073     $             76,731

      Net liabilities from discontinued operations                                  39,150                   48,261
                                                                     ---- -----------------    ---- ----------------

          Total Current Liabilities                                                128,223                  124,992
                                                                     ---- -----------------    ---- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock; 100,000,000 shares authorized,
        at $0.001 par value, 32,401,920 and 29,208,000 shares
        issued and outstanding, respectively                                        32,402                   29,208
      Additional paid-in capital                                                 2,250,641                2,138,437
      Deficit accumulated prior to the development stage                           (1,200)                  (1,200)
      Deficit accumulated during the development stage                         (1,373,133)              (1,208,049)
                                                                     ---- -----------------    ---- ----------------

          Total Stockholders' Equity (Deficit)                                     908,710                  958,396
                                                                     ---- -----------------    ---- ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                                         $           1,036,933       $        1,083,388
                                                                     ==== =================    ==== ================

                    The accompanying notes are an integral part of these financial statements.

                                                                      ASIA4SALE.COM, INC.
                                                                 (A Development Stage Company)
                                                              Statements of Operations (Unaudited)
                                                                                                                                                From Inception
                                                                                                                                                  on July 9,
                                                                For the Three Months Ended                For the Six Months Ended               1999 Through
                                                                         June 30,                                 June 30,                         June 30,
                                                           -------------------------------------    --------------------------------------
                                                                                                    ----------------    ------------------
                                                                2002                 2001                2002                 2001                   2002
                                                           ----------------    -----------------    ----------------    ------------------    -------------------
REVENUES                                                   $              -     $              -     $                  $                    $                  -
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

EXPENSES

     General and administrative                                      38,536               18,263            156,911                38,672                 690,116
     Depreciation                                                         -                    -                  -                                        27,253
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

        Total Expenses                                               38,536               18,263            156,911                38,672                 717,369
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

OTHER INCOME

     Interest income                                                  1,780                1,010              1,780                 1,035                  26,048
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

        Total Other Income                                            1,780                1,010              1,780                 1,035                  26,048
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

 LOSS FROM CONTINUING OPERATIONS                                   (36,756)             (17,253)          (155,131)              (37,637)               (691,321)
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

 LOSS FROM DISCONTINUED OPERATIONS                                  (4,748)              (5,547)            (9,953)              (38,475)               (681,812)
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

NET LOSS                                                   $       (41,504)     $       (22,800)          (165,084)              (76,112)     $       (1,373,133)
                                                           === ============    === =============    === ============    === ==============    === ===============

BASIC LOSS PER SHARE                                       $         (0.00)     $         (0.00)             (0.01)                (0.00)
                                                           === ============    === =============    === ============    === ==============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                                     31,218,540           26,989,414         30,144,311            23,811,440
                                                           ================    === =============    ================    === ==============

                     The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                          Statements of Cash Flows (Unaudited)
                                                                                                         From Inception
                                                                          For the Six                      on July 9,
                                                                          Months Ended                    1999 Through
                                                                            June 30,                        June 30,
                                                              -------------------------------------
                                                                    2002                2001                  2002
                                                              -----------------   -----------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $      (165,084)    $        (76,112)    $      (1,373,133)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
         Discontinued operations                                       (9,111)                   -                662,748
         Depreciation expense                                                -                   -                 27,253
      Changes in operating assets and liabilities
         Increase in deposits                                                -                 790                (4,202)
         Increase in prepaid expenses                                    2,612               1,069                  (775)
         Increase in other receivables                                   3,490                   -                  3,490
         Increase in accounts payable and
           accrued expenses                                             11,201              12,083                 87,732
                                                              --- -------------   ----- -----------    --- ---------------

             Net Cash Used by Operating Activities                   (156,892)            (62,170)            (596,887)
                                                              --- -------------   ----- -----------    --- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Investment in subsidiaries                                          -             (76,942)           (1,634,071)
         Purchase of fixed assets                                            -                   -               (50,376)
                                                              --- -------------   ----- -----------    --- ---------------

             Net Cash Used by Investing Activities                           -            (76,942)            (1,684,447)
                                                              --- -------------   ----- -----------    --- ---------------

CASH FLOWS FROM FINIANCING ACTIVITIES
         Common stock issued for cash                                  115,398             122,891              2,280,558
         Capital contributed by shareholder                                  -                   -                  1,485
                                                              --- -------------   ----- -----------    --- ---------------

             Net Cash Provided by Financing Activities                 115,398             122,891              2,282,043
                                                              --- -------------   ----- -----------    --- ---------------

         NET INCREASE (DECREASE) IN CASH                              (41,494)            (16,221)                    709

         CASH AT BEGINNING OF PERIOD                                    42,203              17,234                      -
                                                              --- -------------   ----- -----------    --- ---------------

         CASH AT END OF PERIOD                                $          1,141    $          1,013     $              709
                                                              === =============   ===== ===========    === ===============

                    The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                    Statements of Cash Flows (Unaudited) (continued)

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

The Company had no products or services as of June 30, 2002 and remains focused on consummating a merger with or acquisition of an operating entity.

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

NOTE 3 - SIGNIFICANT EVENTS
During the six months ended June 30, 2002, the Company issued 3,193,920 shares of common stock at approximately $0.036 per share for $115,398 in cash.

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

Results of Operations

During the six months ended June 30, 2002, the Company continued the search to identify a suitable business opportunity and continued with a private placement to fund operations.

We do not expect to realize revenues in the form of a dividend as the result of our minority interest in WWA.

Net Losses

For the period from July 9, 1999 to June 30, 2002, the Company recorded an operating loss of $1,373,133. The Company’s operating losses are primarily attributable to the discontinuation of business in 2000 and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue to operate at a loss through fiscal 2002 and cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to June 30, 2002.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $2,625 and total assets of $1,036,933 with total liabilities of $128,223 as of June 30, 2002. The assets consisted primarily of investments totaling $970,000 related to our minority interest in WWA. Net stockholders equity in the Company was $908,710 at June 30, 2002.

Cash flow used in operating activities was $156,892 for the six month period ended June 30, 2002 as compared to cash flow used in operating activities of $62,170 for the six month period ended June 30, 2001. The increase in cash flow used in operating activities over the comparative six month periods can be attributed to an increase in operational losses.

Cash flow provided from investing activities was $0 for the six month period ended June 30, 2002 as compared to cash flow used in investing activities of $76,942 for the six month period ended June 30, 2001.

Cash flow provided from financing activities was $115,398 for the six month period ended June 30, 2002, as compared to cash flow provided from financing activities of $122,891 for the six month period ended June 30, 2001. Funds realized from financing activities in the current six month period were from the private placement of 3,193,920 shares of the Company’s common stock at a price of approximately $0.036 per share.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,208,049 as of December 31, 2001, which increased to $1,373,133 as of June 30, 2002. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2002. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2002 and 2001.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2002, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2002 the Company authorized the issuance of 1,904,346 shares of common stock to certain individuals in exchange for cash consideration of approximately $0.036 per share or $68,805 pursuant to the terms of stock subscription agreements. The Company relied on exemptions provided by Regulation S of the Securities Act. No sales commissions were paid in connection with this transaction.

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