Form 10QSB
period 2002-09-30
ASIA 4 SALE COM INC
filed 2006-01-26
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002 .

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2002 was 32,401,920.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - September 30, 2002 (unaudited) and December 31, 2001	4
Statements of Operations - three and nine months ended September 30, 2002 and 2001 and the period from inception on July 9, 1999 to September 30, 2002 (unaudited)	5
Statements of Cash Flows - nine months ended September 30, 2002 and 2001 and the period from inception on July 9, 1999 to September 30, 2002 (unaudited)	6
Notes to Financial Statements	8

Item 2. Management's Plan of Operations	9
Item 3. Controls and Procedures	12
Part II. - Other Information
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	12
Item 6. Exhibits	13
Signatures	14
Exhibits	15

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

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS
                                                                         September 30,             December 31,
                                                                             2002                      2001
                                                                     ----------------------    ---------------------
                                                                     ----------------------    ---------------------
                                                                          (Unaudited)
CURRENT ASSETS
      Cash                                                                               -                   42,203

      Prepaid expenses                                               $                 775     $              3,387
                                                                     ---- -----------------    ---- ----------------

          Total Current Assets                                                         775                   45,590
                                                                     ---- -----------------    ---- ----------------

FIXED ASSETS

      Equipment, Net                                                                29,153                   23,123
                                                                     ---- -----------------    ---- ----------------

          Total Fixed Assets                                                        29,153                   23,123
                                                                     ---- -----------------    ---- ----------------

OTHER ASSETS

      Other receivables                                                             37,735                   41,225

      Equity investment                                                            970,000                  970,000

      Deposits                                                                       3,450                    3,450
                                                                     ---- -----------------
                                                                                               ---- ----------------

          Total Other Assets                                                     1,011,185                1,014,675
                                                                     ---- -----------------    ---- ----------------

          TOTAL ASSETS                                               $           1,041,113     $          1,083,388
                                                                     ==== =================    ==== ================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

      Accounts payable and accrued expenses                          $              86,196     $             76,731
      Bank overdraft                                                                   787

      Net liabilities from discontinued operations                                  60,254                   48,261
                                                                     ---- -----------------    ---- ----------------

          Total Current Liabilities                                                147,237                  124,992
                                                                     ---- -----------------    ---- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock; 100,000,000 shares authorized,
        at $0.001 par value, 32,401,920 and 29,208,000 shares
        issued and outstanding, respectively                                        32,402                   29,208
      Additional paid-in capital                                                 2,250,641                2,138,437
      Deficit accumulated prior to the development stage                           (1,200)                  (1,200)
      Deficit accumulated during the development stage                        (1,387,967)               (1,208,049)
                                                                     ---- -----------------    ---- ----------------

          Total Stockholders' Equity (Deficit)                                     893,876                  958,396
                                                                     ---- -----------------    ---- ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                                         $           1,041,113     $          1,083,388
                                                                     ==== =================    ==== ================
                    The accompanying notes are an integral part of these financial statements.

                                                                     ASIA4SALE.COM, INC.
                                                                 (A Development Stage Company)
                                                              Statements of Operations (Unaudited)
                                                                                                                                                From Inception
                                                                                                                                                  on July 9,
                                                                For the Three Months Ended                For the Nine Months Ended              1999 Through
                                                                       September 30,                            September 30,                   September 30,
                                                           --------------------------------------   --------------------------------------
                                                                                                    -----------------   ------------------
                                                                2002                 2001                 2002                2001                   2002
                                                           ----------------    ------------------   -----------------   ------------------    -------------------
REVENUES                                                   $              -     $               -    $                  $                    $                  -
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

EXPENSES

     General and administrative                                      14,146                41,255            171,059               79,927                704,263
     Depreciation                                                         -                     -                  -                    -                 27,253
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

        Total Expenses                                               14,146                41,255            171,059               79,927                731,516
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

OTHER INCOME

     Interest income                                                  3,163                 2,015              4,944                3,050                 29,211
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

        Total Other Income                                            3,163                 2,015              4,944                3,050                 29,211
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

 LOSS FROM CONTINUING OPERATIONS                                   (10,983)              (39,240)           166,115)             (76,877)              (702,305)
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

 LOSS FROM DISCONTINUED OPERATIONS                                  (3,850)              (13,913)           (13,803)             (52,388)              (685,662)
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

NET LOSS                                                   $       (14,833)     $        (53,153)          (179,918)            (129,265)     $      (1,387,967)
                                                           === ============    === ==============   === =============   === ==============    === ===============

BASIC LOSS PER SHARE                                       $         (0.00)     $          (0.00)             (0.01)               (0.00)
                                                           === ============    === ==============   === =============   === ==============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                                     32,277,818            27,860,204         30,879,491           25,022,614
                                                           ================    === ==============   =================   === ==============
                     The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)
                                                                                                          From Inception
                                                                          For the Nine                      on July 9,
                                                                          Months Ended                     1999 Through
                                                                          September 30,                   September 30,
                                                              --------------------------------------
                                                                    2002                2001                   2002
                                                              -----------------   ------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $      (179,918)    $       (129,265)       $    (1,387,967)

      Adjustments to reconcile net loss to
       net cash used by operating activities:
         Discontinued operations                                        11,993            (100,029)                683,852
         Depreciation expense                                                -                    -                 27,253
      Changes in operating assets and liabilities
         Increase in deposits                                                -                  790                (4,202)
         Increase in prepaid expenses                                    2,612                1,153                  (775)
         Increase in other receivables                                   3,490                    -                  3,490
         Increase in accounts payable and
          accrued expenses                                               9,465               16,525                 85,996
                                                              --- -------------   ----- ------------    --- ---------------

             Net Cash Used by Operating Activities                   (152,358)            (210,826)              (592,353)
                                                              --- -------------   ----- ------------    --- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Investment in subsidiaries                                          -               37,000            (1,634,071)
         Purchase of fixed assets                                      (6,030)                    -               (56,406)
                                                              --- -------------   ----- ------------    --- ---------------

             Net Cash Used by Investing Activities                     (6,030)               37,000            (1,690,477)
                                                              --- -------------   ----- ------------    --- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Common stock issued for cash                                  115,398              158,892              2,280,558
         Increase in bank overdraft                                        787                    -                    787
         Capital contributed by shareholder                                 -                     -                  1,485
                                                              --- -------------   ----- ------------    --- ---------------

             Net Cash Provided by Financing Activities                 116,185              158,892              2,282,830
                                                              --- -------------   ----- ------------    --- ---------------

         NET INCREASE (DECREASE) IN CASH                              (42,203)             (14,934)                      -

         CASH AT BEGINNING OF PERIOD                                   42,203                17,234                      -
                                                              --- -------------   ----- ------------    --- ---------------

         CASH AT END OF PERIOD                                $              -    $           2,300     $                -
                                                              === =============   ===== ============    === ===============
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

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND HISTORY

        The financial statements presented are those of Asia4Sale.com, Inc., (“Company”).

The Company was incorporated under the laws of the State of Nevada on September 23, 1996. The Company was without operations during the period from September 23, 1996 to July 9, 1999. On February 7, 2000, the Company acquired Hong Kong registered Asia4Sale.com, Ltd., and commenced planned principal operations as a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services to the Asian market place. The Company discontinued all operations associated with the development of Asia4Sale.com, Ltd., during the third quarter of 2000.

During June of 2000, the Company acquired a 49% interest in WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of a British Virgin Island registered company, World Wide Auctioneers, Ltd. a company engaged in the operation of used heavy construction equipment auctions in Dubai, United Arab Emirates and other locations.

The Company had no products or services as of September 30, 2002 and remains focused on consummating a merger with or acquisition of an operating entity.

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

NOTE 3 - SIGNIFICANT EVENTS
During the nine months ended September 30, 2002, the Company issued 3,193,920 shares of its common stock at approximately $0.036 per share for $115,398 in cash.

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

We not currently engaged in any active business other than the search for an operating business to acquire.

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

Results of Operations

During the nine months ended September 30, 2002, the Company continued the search to identify a suitable business opportunity and continued with a private placement to fund operations.

We do not expect to realize revenues in the form of a dividend as the result of our minority interest in WWA.

Net Losses

For the period from July 9, 1999 to September 30, 2002, the Company recorded an operating loss of $1,387,967. The Company’s operating losses are primarily attributable to a discontinuation of business and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue to operate at a loss through fiscal 2002 and cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to September 30, 2002.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $775 and total assets of $1,041,113 with total liabilities of $147,237 as of September 30, 2002. The assets consisted primarily of investments totaling $970,000 related to our minority interest in WWA. Net stockholders’ equity in the Company was $893,876 at September 30, 2002.

Cash flow used in operating activities was $152,358 for the nine month period ended September 30, 2002 as compared to cash flow used in operating activities of $210,826 for the nine month period ended September 30, 2001. The decrease in cash flow used in operating activities over the comparative nine month periods can be attributed to cash flows provided by operations from discontinued operations in the current period versus cash flow used in operations as the result of discontinued operations in the prior period.

Cash flow used in investing activities was $6,030 for the nine month period ended September 30, 2002 as compared to cash flow provided by investing activities of $37,000 for the nine month period ended September 30, 2001.

Cash flow provided from financing activities was $116,185 for the nine month period ended September 30, 2002, as compared to cash flow provided from financing activities of $158,892 for the nine month period ended September 30, 2001. Funds realized from financing activities in the current nine month period were primarily from the private placement of 3,193,920 shares of the Company’s common stock at a price of approximately $0.036 per share.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,208,049 as of December 31, 2001, which increased to $1,387,967 as of September 30, 2002. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2002. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2002 and 2001.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2002, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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