Form 10KSB
period 2002-12-31
ASIA 4 SALE COM INC
filed 2006-01-26
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 .

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2002, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $2,600 based on the average closing bid and asked prices for the common stock on January 23, 2006.

On January 26, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 32,401,920.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Business Development

Company History and Business

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

In 2000 the Company spent significant funds developing its software and attempting to market its software through various media channels. The development and marketing operations, handled through wholly owned subsidiary LTD., were ceased in mid 2000 due to lack of acceptance of our product and an overall downturn in the popularity of emerging B2C and B2B products. The Company did not resume its Internet software development and marketing operations, and subsequently sold off the LTD subsidiary in January 2005 for a promissory note of $30,000, due in 24 months, bearing no interest.

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. The Company sold 553,492 shares (approximately 7%) of its equity in WWA World Wide Auctioneers, Inc., during 2003 and 2004 for $133,000 in cash. The net profit from the sale of the shares has been accounted for as “Other Income” in 2003 and 2004.

In August 2003 WWA World Wide Auctioneers, Inc., sold 100% of its subsidiary World Wide Auctioneers, Ltd., to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc., was issued directly to owners of WWA World Wide Auctioneers, Inc., Therefore the Company continues to hold an equity investment in WWA, which operates auctions of used heavy construction equipment in Dubai and other locations. As of January 2006, the Company holds 7,290,000 shares of the common stock of WWA Group, Inc., which is equal to 46% of all issued and outstanding stock of WWA Group, Inc. In 2003 through 2005, the Company has accounted for its minority equity interest in WWA using the equity method.

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

Search for Other Possible Acquisitions

Management plans to investigate, research, and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and management cannot predict the nature of any potential business opportunity it may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

Marketing and Advertising Methods

As we have no products or services, we neither market nor advertise.

WWA markets its services through all of the major media including direct marketing and the internet.

Dependence on Major Customers or Suppliers

As we have no products or services, we are not dependent on one or a few customers.

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

Risk Factors

Going concern issue

Our independent auditors have expressed a going concern issue. Our ability to continue as a going concern is dependant upon our ability to attain profitable operations. We do not have an established source of funds sufficient to cover operating costs and accordingly there is substantial doubt about our ability to continue as a going concern.

Our extremely limited operating history and discontinuation of the business makes it difficult to evaluate our business and prospects. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and an investment in our common stock.

If we lose key personnel, we may be unable to successfully operate our business. We depend on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

Common stock price is volatile

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

ITEM 2. DESCRIPTION OF PROPERTY

From March 2000 through year end 2005, we have occupied a 1,500 square foot office/storage space in Tempe, Arizona, as our principal place of business. Our office has been shared as the corporate office of WWA since 2001. The office is rented on an annual lease, to be extended through the year 2006.

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

                  YEAR ENDED December 31, 2002:               LOW     HIGH

                                      4th Quarter          $ 0.00      0.10
                                      3rd Quarter            0.00      0.10
                                      2nd Quarter            0.00      0.10
                                      1st Quarter            0.00      0.10

                  YEAR ENDED December 31, 2001:               LOW     HIGH

                                      4th Quarter          $ 0.00      0.10
                                      3rd Quarter            0.00      0.10
                                      2nd Quarter            0.10      1.00
                                      1st Quarter            2.00      4.00

Stockholders

As of January 26, 2006 there were 2,005 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in “street name”.

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

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

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

Plan of Operations

The Company’s current focus is to seek out and consummate a merger with an existing operating entity. We intend to actively seek out and investigate possible business opportunities for the purpose of possibly acquiring or merging with one or more business ventures. We do not intend to limit our search to any particular industry or type of business. We are continually investigating possible merger candidates and acquisition opportunities. However, we can provide no assurance that we will have the ability to acquire or merge with an operating business, business opportunity, or property that will be of material value to us.

We anticipate that the Company will require only nominal capital to maintain our corporate viability, and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

The Company has not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing. Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished, and will strive to have the business opportunity provide their remuneration. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any additional capital.

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

Results of Operations

During the twelve month period ended December 31, 2002, the Company is in the development stage and has generated no significant revenue. We do not expect to sell a significant amount of equity in WWA over the next twelve months, nor do we expect any dividend from this minority interest investment over the next twelve months.

Net Losses

For the period from July 9, 1999 to December 31, 2002, the Company recorded an operating loss of $1,406,640. The Company’s operating losses were primarily attributable to a discontinuation of business in 2000 and to general and administrative expenses. General and administrative expenses since inception included web hosting and development, legal and professional expenses, salaries, and marketing expenses.

We do not expect to realize any revenue from our minority interest in WWA.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to December 31, 2002.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $2,868 and total assets of $1,026,404 with total liabilities of $151,201 as of December 31, 2002. The assets consisted primarily of investments totaling $970,000 from owning a minority interest in WWA. Net stockholders equity in the Company was $875,203 at December 31, 2002.

Cash flow used in operating activities was $149,478 for the twelve month period ended December 31, 2002, as compared to cash flow used in operating activities of $140,191 for the twelve month period ended December 31, 2001. Cash flow used in operating activities during both periods is due mainly to net losses.

Cash flow provided from financing activities was $115,398 for the twelve month period ended December 31, 2002, as compared to cash flow provided from financing activities of $165,160 for the twelve month period ended December 31, 2001. Funds realized from financing activities in the current twelve month period were from a private placement of the Company’s common stock at an average price of approximately $0.036 per share on the issuance of 3,193,920 shares.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2002, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,406,640 as of December 31, 2002. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2002, the Company adopted the following accounting pronouncements:

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2002 and 2001, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

ASIA4SALE.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2002

                                                 C O N T E N T S

INDEPENDENT AUDITORS’ REPORT

The Board of DirectorsAsia4sale.com,
Inc.

(A Development Stage Company)Phoenix,
Arizona

We have audited the accompanying balance sheet of Asia4sale.com, Inc. (a development stage company) as of December 31, 2002 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2002 and 2001 and from inception on July 9, 1999 through December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia4sale.com, Inc. (a development stage company) as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and from inception on July 9, 1999 through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

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

Moore & Associates, Chartered

Las Vegas, Nevada

October 31, 2005

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet

                                                      ASSETS

                                                                                                 December 31,
                                                                                                       2002
                                                                                                 ------------
CURRENT ASSETS

   Cash                                                                         $                          2,093
   Prepaid expenses                                                                                          775
                                                                                                           ------
     Total Current Assets                                                                                  2,868
                                                                                                           ------
FIXED ASSETS, net                                                                                         12,361
                                                                                                           ------
OTHER ASSETS

   Other receivables                                                                                      37,725
   Equity investment                                                                                     970,000
   Deposits                                                                                                3,450
                                                                                                           ------
     Total Other Assets                                                                                1,011,175
                                                                                                           ------
     TOTAL ASSETS                                                                              $       1,026,404
                                                                                                   --------------
 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                    $          87,891
   Reserve for discontinued operations                                                                    63,310
                                                                                                   --------------
     Total Current Liabilities                                                                           151,201
                                                                                                   --------------
       Total Liabilities                                                                                 151,201
                                                                                                   --------------
STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001 par value,
    32,401,920 shares issued and outstanding                                                              32,402
   Additional paid-in capital                                                                          2,250,641
   Accumulated deficit                                                                                    (1,200)
   Deficit accumulated during the development stage                                                   (1,406,640)
                                                                                                   --------------
     Total Stockholders' Equity                                                                          875,203
                                                                                                   --------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       1,026,404
                                                                                                   --------------
                   The accompanying notes are an integral part of these financial statements

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Operations
                                                                                                        From
                                                                                                       Inception on
                                                                                                          July 9,
                                                                   For the Years Ended                 1999Through

                                                                          December 31,               December 31,
                                                                 2002       2001                    2002

REVENUES                                                   $               -    $               -   $                 -
                                                           ------------------   -----------------   --------------------
EXPENSES

   Depreciation and amortization                                      16,792               16,792                44,045
   General and administrative                                        145,404              151,360               678,609
                                                           ------------------   -----------------   --------------------
     Total Expenses                                                  162,196              168,152               722,654
                                                           ------------------   -----------------   --------------------
OTHER INCOME (EXPENSE)

   Interest income                                                       243                2,550                24,511
                                                           ------------------   -----------------   --------------------
     Total Other Income (Expense)                                        243                2,550                24,511
                                                           ------------------   -----------------   --------------------
LOSS FROM CONTINUING OPERATIONS                                     (161,953)            (165,602)             (698,143)

LOSS FROM DISCONTINUED OPERATIONS                                    (36,638)              (7,788)             (708,497)
                                                           ------------------   -----------------   --------------------
NET LOSS                                                   $        (198,591)   $        (173,390)  $        (1,406,640)
                                                           ------------------   -----------------   --------------------
BASIC LOSS PER SHARE OF
 COMMON STOCK                                              $          (0.01)    $          (0.01)
                                                           ------------------   -----------------
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        28,502,960            24,604,000
                                                           ------------------   -----------------

                    The accompanying notes are an integral part of these financial statements

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)

                                                                                                            Deficit
                                                                                                           Accumulated
                                                                                Additional                  During
                                                         Common Stock         Paid-In    Accumulated      Development
                                                  Shares         Amount       Capital        Deficit         Stage

Balance at July 9, 1999 (Inception)                 2,000,000  $       2,000  $     (1,000)  $     (1,200) $          -

Contributed capital by shareholders                         -              -         1,485              -             -

Net loss for the year ended
  December 31, 1999                                         -              -             -              -        (1,285)
                                                    ---------    -----------   -----------     ----------     ----------
Balance, December 31, 1999                          2,000,000          2,000           485         (1,200)       (1,285)

Common stock issued for cash and
Acquisition of LTD                                 19,600,000         19,600     1,980,400              -             -

Net loss for the year ended
  December 31, 2000                                         -              -             -              -    (1,033,374)
                                                    ---------    -----------   -----------     ----------     ----------
Balance, December 31, 2000                         21,600,000         21,600     1,980,885         (1,200)   (1,034,659)

Common stock issued for cash at
  approximately $0.02 per share                     7,608,000          7,608       157,552              -             -

Net loss for the year ended
  December 31, 2001                                         -              -             -              -      (173,390)
                                                    ---------    -----------   -----------     ----------     ----------
Balance, December 31, 2001                         29,208,000         29,208     2,138,437         (1,200)   (1,208,049)

Common stock issued for cash at
  approximately $0.04 per share                     3,193,920          3,194       112,204              -             -

Net loss for the year ended
  December 31, 2002                                         -              -             -              -      (198,591)
                                                    ---------    -----------   -----------     ----------     ----------
Balance, December 31, 2002                         32,401,920  $      32,402  $  2,250,641   $     (1,200) $ (1,406,640)
                                                    ---------    -----------   -----------     ----------     ----------

                   The accompanying notes are an integral part of these financial statements

                                                 ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows

                                                                                                                      From

Inception on
                                                                                                                     July 9,
                                                                        For the Years Ended                        1999 Through
                                                                           December 31,                         December 31,

                                                                               2002                  2001                      2002
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                          $        (198,591)  $         (173,390)  $         (1,406,640)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Discontinued operations                                                    36,638                7,788                 708,497
     Depreciation expense                                                       16,792               16,792                  44,045
   Changes in operating assets and liabilities:

     (Increase) in prepaid expenses                                              2,612               (2,066)                  (775)
     (Increase) in deposits and other receivables                              (18,089)                  38                (22,291)
     Increase (decrease) in accounts payable
       and accrued liabilities                                                  11,160               10,647                  87,691
                                                                      ----------------     -----------------    --------------------
       Net Cash Used by Operating Activities                                  (149,478)            (140,191)              (589,473)
                                                                      ----------------     -----------------    --------------------
CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in subsidiaries                                                        -                     -            (1,634,071)
   Purchase of fixed assets                                                     (6,030)                    -               (56,406)
                                                                      ----------------     -----------------    --------------------
       Net Cash Used by Investing Activities                                    (6,030)                    -            (1,690,477)
                                                                      ----------------     -----------------    --------------------
CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed by shareholder                                                -                     -                  1,485
   Proceeds from common stock                                                  115,398               165,160              2,280,558
                                                                      ----------------     -----------------    --------------------
       Net Cash Provided by Financing Activities                               115,398               165,160              2,282,043
                                                                      ----------------     -----------------    --------------------
NET INCREASE IN CASH                                                           (40,110)               24,969                  2,093

CASH AT BEGINNING OF PERIOD                                                     42,203                17,234                      -
                                                                      ----------------     -----------------    --------------------
CASH AT END OF PERIOD                                                $            2,093   $           42,203   $              2,093
                                                                      ----------------     -----------------    --------------------
       CASH PAID FOR:

         Interest                                                   $                 -    $               -    $                 -
         Income taxes                                               $                 -    $               -    $                 -

       NON-CASH FINANCING ACTIVITIES

         None

                   The accompanying notes are an integral part of these financial statements

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2002 and 2001

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

The Company was funded by a group of several non-US investors that invested $2,280,558 cash into the Company’s treasury during 2000 through 2002. The Company issued 12,401,920 (post-stock dividend) shares of its common stock in 2000 through 2002 in return for this investment.

In 2000 the Company spent significant funds developing its software and attempting to market its software through various media channels. The development and marketing operations, handled through wholly owned subsidiary LTD., were ceased in mid 2000 due to lack of acceptance of the Company’s products and an overall downturn in the popularity of emerging B2C and B2B products.

Since mid year 2000, when the Company discontinued the software development and marketing operations of LTD., the Company has been actively seeking one or more operating companies to acquire.

        The Company is in the development stage and has generated no significant revenue.

The Company has no products or services as of December 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2002 and 2001

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES a. Accounting Method

        The Company’s financial statements are prepared using the accrual method of accounting.

        The Company has elected a December 31 year-end.

b. Basic Loss Per Share
                                                                         December 31, 2002
                                                      Loss                  Shares                Per Share
                                                       (Numerator)       (Denominator)               Amount

                                                   $         (198,591)          28,502,960     $           (0.01)

                                                               For the Year Ended
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

        Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

              Deferred tax assets
                  NOL Carryover                                             $          549,038  $          471,588

              Valuation allowance                                                     (549,038)           (471,588)

              Net deferred tax asset                                        $                -  $                -

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2002 and 2001

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2002 and 2001 due to the following:

                                                                                   2002                2001

              Book loss                                                     $          (77,450) $          (68,071)
              Valuation allowance                                                       77,450              68,071

                                                                            $                -  $                -
At December 31, 2002, the Company had net operating loss carryforwards of approximately $1,409,000 that may be offset against future taxable income through the year 2022. No tax benefit has been reported in the December 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments
As at December 31, 2002, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2002 and 2001

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued) f. Newly Issued Accounting Pronouncements

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

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2002 and 2001

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

    f.        Newly Issued Accounting Pronouncements (Continued)

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

g. Fixed Assets
Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

                                    Computer equipment                                           $ 16,991
                                    Furniture and fixtures                                         35,385
                                    Other                                                           4,030
                                    Accumulated depreciation                                     (44,045)

                                    Net                                                          $ 12,361
h. Concentration of Risk

        Cash — The Company at times maintained a cash balance in excess of insured limits.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2002 and 2001

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued) i. Revenue Recognition
The Company has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

j. Cash and Cash Equivalents

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

        In 2002, the Company issued 3,193,920 shares of its restricted common stock for cash of $115,398.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2002 and 2001

NOTE 5 - DISCONTINUED OPERATIONS
In 2000 the Company discontinued the operations of its wholly owned subsidiary Asia4Sale.com, Ltd. The accompanying financial statements reflect the operations of Asia4Sale.com, Ltd., as discontinued.

                                                               For the Years Ended
                                                                  December 31,
                                                        2002                      2001
              Revenues                      $             -                      $ 14,107
              Cost of sales                               -                       (8,768)
              General and administrative            (36,638)                    (128,603)
              Reserve for valuation                       -                       115,417
              Other income (expense)                      -                            59

              Net loss before income taxes          (36,638)                      (7,788)
              Income tax expense                           -                            -

              Net loss                      $       (36,638)              $       (7,788)

The net assets of the discontinued operations were composed of the following:

              Cash                                       $           7,914  $        2,106
              Accounts receivable                                      306               -
              Refundable deposits                                    2,398               -
              Investments                                              -                 -
              Fixed assets                                               -           5,319
              Prepaid expenses                                           -           2,106
Accounts payable and accrued
                        expenses                                   (73,928)        (57,792)

              Net assets                                 $         (63,310) $      (48,261)
NOTE 6- EQUITY INVESTMENT
In August 2000, the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003, WWA World Wide Auctioneers, Inc., sold 100% of its subsidiary World Wide Auctioneers, Ltd., to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction, whereby the stock of WWA was issued directly to owners of World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA in 2003, comprising 47.5% of all issued and outstanding stock of WWA.

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

The Company has provided HJ & Associates with a copy of the foregoing disclosure, and HJ & Associates has furnished it with a letter addressed to the Securities and Exchange Commission stating that they agree with such disclosure. The Company has filed as an Exhibit to the Form 8K a copy of the letter from HJ & Associates required by Item 304 of Regulation S-B.

On March 21, 2005, the Company entered into an engagement letter with Moore & Associates, Chartered, to assume the role of its new certifying accountant. Moore & Associates, Chartered, has been asked to audit the years ended December 31, 1999, 2000, 2001, 2002, 2003 and 2004. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Moore & Associates, Chartered, the Company did not consult with Moore & Associates, Chartered, with regard to:

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

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2002. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2002 and 2001.

(b)     Changes in internal controls over financial reporting.

During the year ended December 31, 2002, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2002:

         Name                           Age          Position

         Eric Montandon                 37           Chief Executive Officer, Chief Financial Officer, Director

         Alfredo "Alex" Cruz            43           Secretary

         Brian Hodgson                  39           Director

         Carl van Lieshout              39           Director

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2002, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except Ko Jen Wang, Eric Montandon, Alfredo Cruz, Brian Hodgson, and Carl Van Lieshout.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2002 and 2001 by the Chief Executive Officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                                            SUMMARY COMPENSATION TABLE

                         Annual Compensation                   Long Term and Other
                         -------------------                   Compensation
                                                               -----------------------
                                                               Number of
                                                               Securities  All Other
Name and                 Fiscal                 Other Annual   Underlying Compensation
Principal Positions      Year   Salary   Bonus Compensation(3) Options    (2)
------------------------ ------ -------- ----- --------------- ---------- ------------

Eric Montandon           2002   $-0-      $-0-        -0-          -0-        -0-
CEO, CFO and Director    2001   $-0-      $-0-        -0-          -0-        -0-

Alfredo "Alex" Cruz      2002   $-0-      $-0-        -0-          -0-        -0-
Secretary                2001   $-0-      $-0-        -0-          -0-        -0-

Brian Hodgson            2002   $-0-      $-0-        -0-          -0-        -0-
Director                 2001   $-0-      $-0-        -0-          -0-        -0-

Cornelis van Lieshout    2002   $-0-      $-0-        -0-          -0-        -0-
Director                 2001   $-0-      $-0-        -0-          -0-        -0-

Bonuses and Deferred Compensation

No officers or directors received stock in 2002.

The following officers and directors each received stock from the Company’s treasury in 2001 as bonuses in lieu of salaries.

                  Brian Hodgson                      200,000
                  Eric Montandon                     328,132
                  Alfredo Alex Cruz                  271,868
                  Cornelis van Lieshout              500,000

None of the officers and directors filed Form 3 or Form 4 statements of beneficial ownership at the time they received the common stock.

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

There are no agreements or understandings for any director or executive officer to resign at the request of another person. None of the Company’s directors or executive officers is acting on behalf of or will act at the direction of any other person.

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

Other compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of January 23, 2006. Each of these persons has sole investment and sole voting power over the shares indicated.

                                                Number of Shares              Percent
                   Name and Address             Beneficially Owned           of Class

                   Ko Jen Wang                         5,600,000                 17.28%

Security ownership of management

The following table sets forth the share holdings of the Company’s directors and executive officers as of January 23, 2006 these persons have sole investment and sole voting power over the shares indicated.

                                               Number of Shares               Percent
                  Name and Address           Beneficially Owned              of Class

                  Brian Hodgson                      200,000                    0.6%
                  Eric Montandon                     328,132                    1.0%
                  Alfredo Alex S. Cruz               271,868                    0.8%
                  Carl van Lieshout                  500,000                    1.5%

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

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 23 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2002 and 2001:

                               Fee Category          Fiscal 2002 Fees   Fiscal 2001 Fees
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

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates, Chartered, in connection with statutory and regulatory filings or engagements.

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

Signature Title Date

/s/ Eric Montandon

Director January 26, 2006

Eric Montandon

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