Form 10QSB
period 2003-03-31
ASIA 4 SALE COM INC
filed 2006-01-27
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2003.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2003 was 32,401,920.

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

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS

                                                                         March 31,                December 31,
                                                                           2003                       2002
                                                                   ----------------------    -----------------------
                                                                   ----------------------    -----------------------
                                                                        (Unaudited)
CURRENT ASSETS
     Cash                                                          $                 737     $                 2,093
     Prepaid Expenses                                                                 -                          775
                                                                   --- ------------------    --- -------------------

        Total Current Assets                                                         737                       2,868
                                                                   --- ------------------    --- -------------------

FIXED ASSETS
     Equipment, Net                                                               12,361                      12,361
                                                                   --- ------------------    --- -------------------

        Total Fixed Assets                                                        12,361                      12,361
                                                                   --- ------------------    --- -------------------

OTHER ASSETS
     Other receivables                                                            37,725                      37,725
     Equity investment                                                           967,305                     970,000
     Deposit                                                                      3,450                        3,450
                                                                   ---
                                                                       ------------------    --- -------------------

        Total Other Assets                                                    1,008,480                    1,011,175
                                                                   --- ------------------    --- -------------------

        TOTAL ASSETS                                               $           1,021,578     $             1,026,404
                                                                   === ==================    === ===================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Accounts payable and accrued expenses                         $              91,702     $                87,891
     Net liabilities from discontinued operations                                69,703                       63,310
                                                                   --- ------------------    --- -------------------

        Total Current Liabilities                                                161,405                     151,201
                                                                   --- ------------------    --- -------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; 100,000,000 shares authorized, at
      $0.001 par value, 32,401,920 shares
      issued and outstanding                                                      32,402                      32,402
     Additional paid-in capital                                                2,250,641                   2,250,641
     Deficit accumulated prior to the development stage                          (1,200)                     (1,200)
     Deficit accumulated during the development stage                       (1,421,670)                  (1,406,640)
                                                                   --- ------------------    --- -------------------

        Total Stockholders' Equity (Deficit)                                     860,173                     875,203
                                                                   --- ------------------    --- -------------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                          $           1,021,578     $             1,026,404
                                                                   === ==================    === ===================
                    The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                        Statements of Operations (Unaudited)

                                                                                                    From Inception
                                                                         For the Three                on July 9,
                                                                          Months Ended               1999 Through
                                                                           March 31,                  March 31,
                                                               -----------------------------------
                                                                     2003              2002              2003
                                                               ------------------------------------------------------

REVENUES                                                       $               -  $             - $                 -
                                                               ------------------------------------------------------

EXPENSES

  General and administrative                                              10,993          118,375             689,602
  Depreciation                                                                 -                -              44,045
                                                               ------------------------------------------------------

   Total Expenses                                                         10,993          118,375             733,647
                                                               ------------------------------------------------------

OTHER INCOME

  Other income                                                             5,355                -               5,355
                                                               ------------------------------------------------------
  Interest income                                                              -                -              24,511
                                                               ------------------------------------------------------

   Total Other Income                                                      5,355                -              29,866
                                                               ------------------------------------------------------

LOSS FROM CONTINUING OPERATIONS                                          (5,638)        (118,375)           (703,781)
                                                               ------------------------------------------------------

LOSS FROM DISCONTINUED OPERATIONS                                        (9,392)          (5,205)           (717,889)
                                                               ------------------------------------------------------

NET LOSS                                                       $        (15,030) $      (123,580) $       (1,421,670)
                                                               ======================================================

BASIC LOSS PER SHARE                                           $          (0.00) $         (0.00)
                                                               ===================================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               32,401,920        29,866,707
                                                               ===================================

                     The accompanying notes are an integral part of these financial statements.

                                                  ASIA4SALE.COM, INC.
                                             (A Development Stage Company)
                                         Statements of Cash Flows (Unaudited)
                                                                                                      From Inception
                                                                         For the Three                  on July 9,
                                                                          Months Ended                 1999 Through
                                                                           March 31,                     March 31,
                                                             ---------------------------------------
                                                                   2003                 2002               2003
                                                             ------------------   --------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                 $        (15,030)    $       (123,580) $       (1,421,670)

    Adjustments to reconcile net loss to
     net cash used by operating activities:
        Discountinued operations                                         6,393               45,988             714,890
        Depreciation expense                                                 -                    -              44,045
    Changes in operating assets and liabilities
        Increase in receivables                                              -              (8,500)                   -
        Increase in deposits                                                 -                    -            (22,291)
        Increase in prepaid expenses                                       775                2,327                   -
        Increase in accounts payable and
         accrued expenses                                               3,811                18,876             91,502
                                                             ------------------   --------------------------------------

            Net Cash Used by Operating Activities                      (4,051)             (64,889)          (593,524)
                                                             ------------------   --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Sale of Investments                                              2,695                    -               2,695
        Investment in subsidiaries                                           -                    -         (1,634,071)
        Purchase of fixed assets                                             -                    -            (56,406)
                                                             ------------------   --------------------------------------

            Net Cash Used by Investing Activities                       2,695                     -         (1,687,782)
                                                             ------------------   --------------------------------------

CASH FLOWS FROM FINIANCING ACTIVITIES
        Common stock issued for cash                                         -               46,593           2,280,558
        Capital contributed by shareholder                                   -                    -               1,485
        Cash received on notes payable                                       -               46,593           2,282,043
                                                             ------------------   --------------------------------------

            Net Cash Provided by Financing Activities                   46,593              120,402           2,280,558
                                                             ------------------   --------------------------------------

        NET DECREASE IN CASH                                           (1,356)             (18,296)                 737

        CASH AT BEGINNING OF PERIOD                                      2,093               42,203                   -
                                                             ------------------   --------------------------------------

        CASH AT END OF PERIOD                                $             737    $          23,907 $               737
                                                             ==================   ======================================

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

The Company had no products or services as of March 31, 2003 and remains focused on consummating a merger with or acquisition of an operating entity.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002.

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

Results of Operations

During the three month period ended March 31, 2003, the Company continued the search to identify a suitable business opportunity.

Net Income and Losses

For the period from July 9, 1999 to March 31, 2003, the Company recorded an operating loss of $1,421,670. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue operating at a loss through fiscal 2003 and cannot determine whether it will ever generate revenues from operations.

During the three month period ended March 31, 2003, the Company did recognize income of $5,355, as Other Income, in connection with its minority equity interest in WWA.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to March 31, 2003.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $737 and total assets of $1,021,578, with total liabilities of $161,405, as of March 31, 2003. The assets consisted primarily of investments totaling $967,305, related to our minority equity interest in WWA. Net stockholders equity in the Company was $860,173 at March 31, 2003.

Cash flow used in operating activities was $4,051 for the three month period ended March 31, 2003 as compared to cash flow used in operating activities of $64,889 for the three month period ended March 31, 2002. The decrease in cash flow used in operating activities over the comparative three month periods can be attributed to a decrease in operational losses.

Cash flow provided from investing activities was $2,695 for the three month period ended March 31, 2003 as compared to cash flow provided by investing activities of $0 for the three month period ended March 31, 2002. The cash flow provided from investing activities is attributable to the sale of shares of WWA to private investors.

Cash flow provided from financing activities was $0 for the three month period ended March 31, 2003, as compared to cash flow provided from financing activities of $46,593 for the three month period ended March 31, 2002.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2002 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,406,640 as of December 31, 2002, which increased to $1,421,670 as of March 31, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2003 and 2002.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 27, 2006

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