Form 10QSB
period 2003-06-30
ASIA 4 SALE COM INC
filed 2006-01-27
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2003.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2003 was 32,401,920.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - June 30, 2003 (unaudited) and December 31, 2002	4
Statements of Operations - three and six months ended June 30, 2003 and 2002 and the period from inception on July 9, 1999 to June 30, 2003 (unaudited)	5
Statements of Cash Flows - six months ended June 30, 2003 and 2002 and the period from inception on July 9, 1999 to June 30, 2003 (unaudited)	6
Notes to Financial Statements	8

Item 2. Management's Plan of Operations	9
Item 3. Controls and Procedures	12
Part II. - Other Information
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	12
Item 6. Exhibits	13
Signatures	14
Exhibits	15

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

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS
                                                                           June 30,                December 31,
                                                                             2003                      2002
                                                                     ----------------------    ---------------------
                                                                     ----------------------    ---------------------
                                                                          (Unaudited)
CURRENT ASSETS
      Cash                                                                           1,901     $               2,093

      Prepaid expenses                                               $                   -                       775
                                                                     ---- -----------------    ---- ----------------

          Total Current Assets                                                       1,901                     2,868
                                                                     ---- -----------------    ---- ----------------

FIXED ASSETS
      Equipment, Net                                                                12,361                    12,361
                                                                     ---- -----------------    ---- ----------------

          Total Fixed Assets                                                        12,361                    12,361
                                                                     ---- -----------------    ---- ----------------

OTHER ASSETS

      Other receivables                                                             36,225                    37,725

      Equity investment                                                            966,527                   970,000

      Deposits                                                                       4,950                     3,450
                                                                     ---- -----------------
                                                                                               ---- ----------------

          Total Other Assets                                                     1,007,702                 1,011,175
                                                                     ---- -----------------    ---- ----------------

          TOTAL ASSETS                                               $           1,021,964     $           1,026,404
                                                                     ==== =================    ==== ================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

      Accounts payable and accrued expenses                          $             115,237     $              87,891

      Net liabilities from discontinued operations                                  79,744                    63,310
                                                                     ---- -----------------    ---- ----------------

          Total Current Liabilities                                                194,981                   151,201
                                                                     ---- -----------------    ---- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock; 100,000,000 shares authorized,
        at $0.001 par value, 32,401,920 shares
        issued and outstanding                                                      32,402                    32,402
      Additional paid-in capital                                                 2,250,641                 2,250,641
      Deficit accumulated prior to the development stage                           (1,200)                   (1,200)
      Deficit accumulated during the development stage                         (1,454,860)               (1,406,640)
                                                                     ---- -----------------    ---- ----------------

          Total Stockholders' Equity (Deficit)                                     826,983                   875,203
                                                                     ---- -----------------    ---- ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                                         $           1,021,964       $         1,026,404
                                                                     ==== =================    ==== ================
                    The accompanying notes are an integral part of these financial statements.

                                                                       ASIA4SALE.COM, INC.
                                                                   (A Development Stage Company)
                                                               Statements of Operations (Unaudited)
                                                                                                                                                   From Inception
                                                                                                                                                     on July 9,
                                                                   For the Three Months Ended                For the Six Months Ended               1999 Through
                                                                            June 30,                                 June 30,                         June 30,
                                                              -------------------------------------    --------------------------------------
                                                                                                       ----------------    ------------------
                                                                   2003                2002                 2003                 2002                   2003
                                                              ---------------    ------------------    ----------------    ------------------    -------------------
REVENUES                                                      $            -     $               -     $                  $                    $                   -
                                                              --- -----------    --- --------------    --- ------------    --- --------------    --- ---------------

EXPENSES

     General and administrative                                        4,260                38,536              15,253               156,911                 693,862
     Depreciation                                                         -                      -                   -                                        44,045
                                                              --- -----------    --- --------------    --- ------------    --- --------------    --- ---------------

        Total Expenses                                                 4,260                38,536              15,253               156,911                 737,907
                                                              --- -----------    --- --------------    --- ------------    --- --------------    --- ---------------

OTHER INCOME
     Other income                                                        723                     -               6,078                     -                   6,078
     Interest income                                                      -                  1,780                   -                 1,780                  24,511
                                                              --- -----------    --- --------------    --- ------------    --- --------------    --- ---------------

        Total Other Income                                               723                 1,780               6,078                 1,780                  30,589
                                                              --- -----------    --- --------------    --- ------------    --- --------------    --- ---------------

 LOSS FROM CONTINUING OPERATIONS                                     (3,537)              (36,756)             (9,175)             (155,131)               (707,318)
                                                              --- -----------    --- --------------    --- ------------    --- --------------    --- ---------------

 LOSS FROM DISCONTINUED OPERATIONS                                  (29,653)               (4,748)            (39,045)               (9,953)               (747,542)
                                                              --------------    --- --------------    --- ------------    --- --------------    --- ---------------

NET LOSS                                                      $     (33,190)     $        (41,504)            (48,220)             (165,084)      $      (1,454,860)
                                                              === ===========    === ==============    === ============    === ==============    === ===============

BASIC LOSS PER SHARE                                          $       (0.00)     $          (0.00)              (0.01)                (0.00)
                                                              === ===========    === ==============    === ============    === ==============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                      32,401,920            31,218,540          32,401,920            30,144,311
                                                              ===============    === ==============    ================    === ==============
                     The accompanying notes are an integral part of these financial statements.

                                                    ASIA4SALE.COM, INC.
                                               (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)
                                                                                                          From Inception
                                                                          For the Six                       on July 9,
                                                                          Months Ended                     1999 Through
                                                                            June 30,                         June 30,
                                                              -------------------------------------
                                                                    2003                2002                   2003
                                                              -----------------    ----------------     --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $       (48,220)     $     (165,084)      $       (1,454,860)

      Adjustments to reconcile net loss to
       net cash used by operating activities:
         Discontinued operations                                        16,434             (9,111)                  724,931
         Depreciation expense                                                -                   -                   44,045
      Changes in operating assets and liabilities
         Increase in receivables                                       (1,500)               3,490                 (23,791)
         Increase in deposits                                            1,500                   -                    1,500
         Increase in prepaid expenses                                      775               2,612                        -
         Increase in accounts payable and
          accrued expenses                                              27,346              11,201                  115,037
                                                              --- -------------    --- ------------     --- ----------------

             Net Cash Used by Operating Activities                     (3,665)           (156,892)                (593,138)
                                                              --- -------------    --- ------------     --- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of investments                                             3,473                   -                    3,473
         Investment in subsidiaries                                          -                   -              (1,634,071)
         Purchase of fixed assets                                            -                   -                 (56,406)
                                                              --- -------------    --- ------------     --- ----------------

             Net Cash Used by Investing Activities                       3,473                   -              (1,687,004)
                                                              --- -------------    --- ------------     --- ----------------

CASH FLOWS FROM FINIANCING ACTIVITIES
         Common stock issued for cash                                        -             116,539                2,280,558
         Capital contributed by shareholder                                  -                   -                    1,485
                                                              --- -------------    --- ------------     --- ----------------

             Net Cash Provided by Financing Activities                       -             116,539                2,282,043
                                                              --- -------------    --- ------------     --- ----------------

         NET INCREASE (DECREASE) IN CASH                                 (192)            (40,353)                    1,901

         CASH AT BEGINNING OF PERIOD                                     2,093              42,203                        -
                                                              --- -------------    --- ------------     --- ----------------

         CASH AT END OF PERIOD                                $          1,901      $        1,850       $            1,901
                                                              === =============    === ============     === ================
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

The Company had no products or services as of June 30, 2003 and remains focused on consummating a merger with or acquisition of an operating entity.

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

Results of Operations

During the six months ended June 30, 2003, the Company continued the search to identify a suitable business opportunity.

Net Losses

For the period from July 9, 1999 to June 30, 2003, the Company recorded an operating loss of $1,454,860. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue operating at a loss through fiscal 2003 and cannot determine whether it will ever generate revenues from operations.

During the six month period ended June 30, 2003, the Company recognized income of $6,078, as Other Income, in connection with its minority equity interest in WWA.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to June 30, 2003.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $1,901 and total assets of $1,021,964 with total liabilities of $194,981 as of June 30, 2003. The assets consisted primarily of investments totaling $966,527 related to our minority interest in WWA. Net stockholders equity in the Company was $826,983 at June 30, 2003.

Cash flow used in operating activities was $3,665 for the six month period ended June 30, 2003 as compared to cash flow used in operating activities of $156,892 for the six month period ended June 30, 2002. The decrease in cash flow used in operating activities over the comparative six month periods can be attributed to a decrease in operational losses.

Cash flow provided from investing activities was $3,473 for the six month period ended June 30, 2003 as compared to cash flow provided from investing activities of $0 for the six month period ended June 30, 2002. The cash flow provided from investing activities is attributable to the sale of shares of WWA to private investors.

Cash flow provided from financing activities was $0 for the six month period ended June 30, 2003, as compared to cash flow provided from financing activities of $116,539 for the six month period ended June 30, 2002.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,406,640 as of December 31, 2002, which increased to $1,454,860 as of June 30, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2003 and 2002.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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