Form 10QSB
period 2003-09-30
ASIA 4 SALE COM INC
filed 2006-01-27
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2003 .

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2003 was 32,401,920.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - September 30, 2003 (unaudited) and December 31, 2002	4
Statements of Operations - three and nine months ended September 30, 2003 and 2002 and the period from inception on July 9, 1999 to September 30, 2003 (unaudited)	5
Statements of Cash Flows - nine months ended September 30, 2003 and 2002 and the period from inception on July 9, 1999 to September 30, 2003 (unaudited)	6
Notes to Financial Statements	8

Item 2. Management's Plan of Operations	9
Item 3. Controls and Procedures	12
Part II. - Other Information
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	12
Item 6. Exhibits	13
Signatures	14
Exhibits	15

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms "Company," "our," "we," and "us" refer to Asia4Sale.com, Inc., unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                               ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS
                                                                         September 30,             December 31,
                                                                             2003                      2002
                                                                     ----------------------    ---------------------
                                                                     ----------------------    ---------------------
                                                                          (Unaudited)
CURRENT ASSETS
      Cash                                                                             233                    2,093
      Prepaid expenses                                               $                   -     $                775
                                                                     ---- -----------------    ---- ----------------

          Total Current Assets                                                         233                    2,868
                                                                     ---- -----------------    ---- ----------------

FIXED ASSETS

      Equipment, Net                                                                12,361                   12,361
                                                                     ---- -----------------    ---- ----------------

          Total Fixed Assets                                                        12,361                   12,361
                                                                     ---- -----------------    ---- ----------------

OTHER ASSETS

      Other receivables                                                             36,225                   37,725
      Equity investment                                                            966,527                  970,000

      Deposits                                                                       4,950                    3,450
                                                                     ---- -----------------
                                                                                               ---- ----------------

          Total Other Assets                                                     1,007,702                1,011,175
                                                                     ---- -----------------    ---- ----------------

          TOTAL ASSETS                                               $           1,020,296     $          1,026,404
                                                                     ==== =================    ==== ================
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES

      Accounts payable and accrued expenses                          $             132,234     $             87,891

      Net liabilities from discontinued operations                                  87,986                   63,310
                                                                     ---- -----------------    ---- ----------------

          Total Current Liabilities                                                220,220                 151,201
                                                                     ---- -----------------    ---- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock; 100,000,000 shares authorized,
        at $0.001 par value, 32,401,920
        issued and outstanding                                                      32,402                   32,402
      Additional paid-in capital                                                 2,250,641                2,250,641
      Deficit accumulated prior to the development stage                           (1,200)                  (1,200)
      Deficit accumulated during the development stage                         (1,481,767)             (1,406,640)
                                                                     ---- -----------------    ---- ----------------

          Total Stockholders' Equity (Deficit)                                     800,076                  875,203
                                                                     ---- -----------------    ---- ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                                         $           1,020,296     $         1,026,404
                                                                     ==== =================    ==== ================
                    The accompanying notes are an integral part of these financial statements.

                                                                      ASIA4SALE.COM, INC.
                                                                 (A Development Stage Company)
                                                              Statements of Operations (Unaudited)
                                                                                                                                                From Inception
                                                                                                                                                  on July 9,
                                                                For the Three Months Ended                For the Nine Months Ended              1999 Through
                                                                       September 30,                            September 30,                   September 30,
                                                           --------------------------------------   --------------------------------------
                                                                                                    -----------------   ------------------
                                                                2003                 2002                 2003                2002                   2003
                                                           ----------------    ------------------   -----------------   ------------------    -------------------
REVENUES                                                   $              -     $               -    $                  $                    $                  -
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

EXPENSES

     General and administrative                                       9,694                14,146              24,947              171,059                703,556
     Depreciation                                                        -                      -                   -                    -                 44,045
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

        Total Expenses                                               9,694                 14,146              24,947              171,059                747,601
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

OTHER INCOME
     Other income                                                         -                     -               6,078                    -                  6,078
     Interest income                                                      -                 3,163                   -                4,944                 24,511
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

        Total Other Income                                                -                 3,163               6,078                4,944                 30,589
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

 LOSS FROM CONTINUING OPERATIONS                                    (9,694)              (10,983)            (18,869)            (166,115)              (717,012)
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

 LOSS FROM DISCONTINUED OPERATIONS                                 (17,213)               (3,850)            (56,258)             (13,803)              (764,755)
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

NET LOSS                                                   $       (26,907)     $        (14,833)           (179,918)            (179,918)     $      (1,481,767)
                                                           === ============    === ==============   === =============   === ==============    === ===============

BASIC LOSS PER SHARE                                       $         (0.00)     $          (0.00)              (0.01)               (0.00)
                                                           === ============    === ==============   === =============   === ==============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                                     32,401,920            32,277,818          32,401,920           30,879,481
                                                           ================    === ==============   =================   === ==============
                     The accompanying notes are an integral part of these financial statements.

                                                  ASIA4SALE.COM, INC.
                                             (A Development Stage Company)
                                         Statements of Cash Flows (Unaudited)
                                                                                                       From Inception
                                                                         For the Nine                    on July 9,
                                                                         Months Ended                   1999 Through
                                                                         September 30,                  September 30,
                                                              ------------------------------------
                                                                   2003                2002                 2003
                                                              ---------------     ----------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $     (75,127)      $     (179,918)       $     (1,481,767)

      Adjustments to reconcile net loss to
       net cash used by operating activities:
         Discontinued operations                                      24,676               11,993                 733,163

         Depreciation expense                                              -                    -                  44,045
      Changes in operating assets and liabilities
         Increase in accounts receivable                             (1,500)                3,490                (23,791)
         Increase in deposits                                          1,500                    -                   1,500
         Increase in prepaid expenses                                    775                2,612                       -
         Increase in accounts payable and
          accrued expenses                                            44,343                9,465                 132,034
                                                              --- -----------     --- ------------    --- --------------

             Net Cash Used by Operating Activities                   (5,333)            (152,358)               (594,816)
                                                              --- -----------     --- ------------    --- --------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Sale of Investments                                           3,473              (6,030)                   3,473
         Investment in subsidiaries                                        -                    -             (1,634,071)
         Purchase of fixed assets                                          -                    -                (56,406)
                                                              --- -----------     --- ------------    --- --------------

             Net Cash Used by Investing Activities                     3,473              (6,030)             (1,687,004)
                                                              --- -----------     --- ------------    --- --------------

CASH FLOWS FROM FINIANCING ACTIVITIES
         Common stock issued for cash                                      -              115,398               2,280,558
         Increase in bank overdraft                                        -                  787                       -
         Capital contributed by shareholder                                -                    -                   1,485
                                                              --- -----------     --- ------------    --- --------------

             Net Cash Provided by Financing Activities                     -              116,185               2,282,053
                                                              --- -----------     --- ------------    --- --------------

         NET INCREASE (DECREASE) IN CASH                             (1,860)             (42,203)                     233

         CASH AT BEGINNING OF PERIOD                                   2,093               42,203                       -
                                                              --- -----------     --- ------------    --- --------------

         CASH AT END OF PERIOD                                $          233      $             -     $               233
                                                              === ===========     === ============    === ==============
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

In February of 2000, the Company acquired Hong Kong registered Asia4Sale.com, Ltd., and commenced planned principal operations as a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering and auctioning of consumer goods and services to the Asian market place. The Company discontinued all operations associated with the development of Asia4Sale.com, Ltd., during the third quarter of 2000.

During June of 2000, the Company acquired a 49% interest in WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of a British Virgin Island registered company, World Wide Auctioneers, Ltd. a company engaged in the operation of used heavy construction equipment auctions in Dubai, United Arab Emirates and other locations.

In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby WWA stock was issued directly to owners of World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA.

The Company had no products or services as of September 30, 2003 and remains focused on consummating a merger with or acquisition of an operating entity.

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

During June of 2000, the Company paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby WWA stock was issued directly to owners of World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA which has been accounted for in 2003 using the equity method.

WWA operates auctions of used heavy construction equipment from Dubai, United Arab Emirates and other locations.

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

Results of Operations

During the nine months ended September 30, 2003, the Company continued the search to identify a suitable business opportunity.

Net Losses

For the period from July 9, 1999 to September 30, 2003, the Company recorded an operating loss of $1,481,767. The Company’s operating losses are primarily attributable to a discontinuation of business and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue to operate at a loss through fiscal 2003 and cannot determine whether it will ever generate revenues from operations.

During the nine month period ended September 30, 2003, the Company recognized income of $6,078, as Other Income, in connection with its minority equity interest in WWA.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to September 30, 2003.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $233 and total assets of $1,020,296, with total liabilities of $220,220, as of September 30, 2003. The assets consisted primarily of investments totaling $966,527 related to our minority interest in WWA. Net stockholders’ equity in the Company was $800,076 at September 30, 2003.

Cash flow used in operating activities was $5,333 for the nine month period ended September 30, 2003, as compared to cash flow used in operating activities of $152,358 for the nine month period ended September 30, 2002. The decrease in cash flow used in operating activities over the comparative nine month periods is primarily attributable to a decrease in net losses and an increase in accounts payable.

Cash flow provided by investing activities was $3,473 for the nine month period ended September 30, 2003, as compared to cash flow used in investing activities of $6,030 for the nine month period ended September 30, 2002. The cash flow provided by investing activities is attributable to the sale of shares of WWA to private investors.

Cash flow provided from financing activities was $0 for the nine month period ended September 30, 2003, as compared to cash flow provided from financing activities of $116,185 for the nine month period ended September 30, 2002.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2002, included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,406,640 as of December 31, 2002, which increased to $1,481,767 as of September 30, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2003. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2003 and 2002.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Asia4Sale.com, Inc.

   Date: January 27, 2006

By /s/ Eric Montandon

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