Form 10KSB
period 2003-12-31
ASIA 4 SALE COM INC
filed 2006-01-30
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003 .

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2003, were $0.

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

Asia4sale.com, Inc., a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as H&L Investments, Inc. The name of the corporation was changed to Asia4sale.com, Inc., on December 22, 1999, and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999. The Company changed its name with the intent to acquire Asia4Sale.com, Ltd., a Hong Kong registered software development company (“LTD”), which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities.

        The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2000, the Company executed a 1 for 1 stock dividend.

As per the acquisition of LTD, the Company became a software development corporation in the process of designing and building a web based system for business to business (“B2B”) and business to consumer (“B2C”) selling, bartering, and auctioning of consumer goods and services to the Asian market place.

In 2000, the Company spent significant funds developing its software and attempting to market its software through various media channels. The development and marketing operations, handled through wholly owned subsidiary LTD., were ceased in mid 2000 due to lack of acceptance of our product and an overall downturn in the popularity of emerging B2C and B2B products. The Company did not resume its Internet software development and marketing operations, and subsequently sold off the LTD subsidiary in January 2005, for a promissory note of $30,000, due in 24 months, bearing no interest.

During June of 2000, we paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc., sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company, WWA Group, Inc., (“WWA”) in a stock for stock transaction whereby WWA stock was issued directly to owners of World Wide Auctioneers, Inc., in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused us to acquire a minority equity investment in WWA which is accounted for using the equity method. WWA operates auctions of used, heavy construction equipment from Dubai, United Arab Emirates, and other locations.

The Company sold 553,492 shares (approximately 7%) of WWA during 2003 and 2004, for $133,000. The net gain from the sale of the WWA shares has been accounted for as “Other Income” in 2003 and 2004. As of January 2006, the Company holds 7,290,000 shares of the common stock of WWA, which is equal to 46% of all issued and outstanding stock of WWA.

Since mid year 2000, the Company has been actively seeking one or more operating companies to acquire.

The Company is in the development stage and has generated no significant revenue. We have been funded primarily through stock sales, sales of approximately 7% of its equity in WWA, and loans from officers and shareholders.

Search for Other Possible Acquisitions

Management plans to investigate, research, and, if justified, potentially acquire or merge with one or more businesses or business opportunities. We currently have no commitment or arrangement, written or oral, to participate in any business opportunity and we cannot predict the nature of any potential business opportunity we may ultimately consider. Management will have broad discretion in its search for and negotiations with any potential business or business opportunity. Further, there can be no assurance that we will have the ability to acquire or merge with an operating business, business opportunity or property that will be of material value to us.

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

Products and Services

We discontinued the development and marketing of our web based system for B2B and B2C selling, bartering, and auctioning of consumer goods and services in 2000 and sold off the subsidiary that originally developed that business in 2005.

WWA operates auctions of heavy equipment in the Middle East and other locations. WWA has developed a significant customer base and has achieved consistent revenue and a substantial market share in its primary operating market in Dubai.

Marketing and Advertising Methods

We neither market nor advertise because we have no products or services.

WWA markets its services through all of the major media including direct marketing and the internet.

Dependence on Major Customers or Suppliers

We are not dependent on one or a few customers because we have no products or services

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

Our extremely limited operating history and the discontinuation of our initial business makes it difficult to evaluate our prospects. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and investment in our common stock.

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

* changes in or failure to meet market expectations; and

* fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies

        .

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

From 2001 through year end 2004, our subsidiary LTD occupied an office in Hong Kong rented on an annual lease.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

On February 18, 2000, our common stock commenced trading over-the-counter and was quoted on the OTC bulletin board system under the symbol “AFSI.” The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                  YEAR ENDED December 31, 2003:               LOW     HIGH

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

All common shares and any preferred shares that might be issued in the future subject to the Company’s bylaws, rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.

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

Results of Operations

During the twelve month period ended December 31, 2003, the Company remained in the development stage and has generated no significant revenue. We do not expect to sell a significant amount of equity in WWA nor do we expect any realized dividend from our minority equity interest in WWA over the next twelve months.

Net Income and Losses

During the twelve month period ended December 31, 2003, we did not realize any revenues from operations though we did recognize “Income from equity investment” of $112,827 and a gain in the form of “Income from sale of investments” of $10,764, in connection with sales of WWA stock from our minority equity interest.

For the period from July 9, 1999 to December 31, 2003, the Company recorded an operating loss of $1,374,036. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses since inception included web hosting and development, legal and professional expenses, salaries, and marketing expenses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to December 31, 2003.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $187 and total assets of $1,128,671, with total liabilities of $220,864, as of December 31, 2003. The assets consisted primarily of equity investments totaling $1,072,428 in connection with our minority interest in WWA. Net stockholders equity in the Company was $907,807 at December 31, 2003.

Cash flow used in operating activities was $11,569 for the twelve month period ended December 31, 2003, as compared to cash flow used in operating activities of $149,478 for the twelve month period ended December 31, 2002. The decrease of cash flow used in operating activities is attributed to the recognition of net income in the current period as compared to net losses in the prior period.

Cash flow provided by investing activities was $9,663 for the twelve month period ended December 31, 2003, as compared to cash flow used in investing activities of $6,030 for the twelve month period ended December 31, 2002. The cash flow provided by investing activities in the current period is from the sale of 73,719 shares of WWA in private transactions for $21,163.

Cash flow provided by financing activities was $0 for the twelve month period ended December 31, 2003, as compared to cash flow provided from financing activities of $115,398 for the twelve month period ended December 31, 2002.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,374,036 as of December 31, 2003. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2003 and 2002, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

ASIA4SALE.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2003

C O N T E N T S

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Asia4sale.com, Inc.

(A Development Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheet of Asia4sale.com, Inc. (a development stage company) as of December 31, 2003 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2003 and 2002 and from inception on July 9, 1999 through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia4sale.com, Inc. (a development stage company) as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and from inception on July 9, 1999 through December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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

Moore & Associates, Chartered

Las Vegas, Nevada

October 31, 2005

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet

                                                      ASSETS

                                                                                                 December 31,
                                                                                                       2003

CURRENT ASSETS

   Cash$                                                                                                     187

     Total Current Assets                                                                                    187

FIXED ASSETS, net                                                                                         14,881

OTHER ASSETS

   Other receivables                                                                                      36,225
   Equity investment                                                                                   1,072,428
   Deposits                                                                                                4,950

     Total Other Assets                                                                                1,113,603

     TOTAL ASSETS                                                                              $       1,128,671

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                    $         147,204
   Reserve for discontinued operations                                                                    73,660

     Total Current Liabilities                                                                           220,864

       Total Liabilities                                                                                 220,864

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001 par value,
    32,401,920 shares issued and outstanding                                                              32,402
   Additional paid-in capital                                                                          2,250,641
   Accumulated deficit                                                                                    (1,200)
   Deficit accumulated during the development stage                                                   (1,374,036)

     Total Stockholders' Equity                                                                          907,807

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       1,128,671

                    The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Operations
                                                                                                               From
                                                                                                       Inception on
                                                                                                            July 9,
                                                                   For the Years Ended                         1999
                                                                                                            Through
                                                                          December 31,                 December 31,
                                                                 2003       2002                               2003

REVENUES                                            $               -    $               -   $                 -

EXPENSES

   Depreciation and amortization                                8,980               16,792                53,025
   General and administrative                                  25,107              145,404               703,716

     Total Expenses                                            34,087              162,196               756,741

OTHER INCOME (EXPENSE)

   Income from sale of investments                             10,764                    -                10,764
   Income from equity investment                              112,827                    -               112,827
   Interest income                                                  -                  243                24,511

     Total Other Income (Expense)                             123,591                  243               148,102

LOSS FROM CONTINUING OPERATIONS                                89,504             (161,953)             (608,639)

LOSS FROM DISCONTINUED OPERATIONS                            (56,900)             (36,638)             (765,397)

NET INCOME (LOSS)                                   $          32,604    $        (198,591)  $        (1,374,036)

BASIC LOSS PER SHARE OF
 COMMON STOCK                                       $            0.00    $           (0.01)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                              32,401,920              28,502,960

                    The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)

                                                                                                                 Deficit
                                                                                                             Accumulated
                                                                                   Additional                      During
                                                           Common Stock            Paid-In    Accumulated     Development
                                                      Shares         Amount        Capital        Deficit           Stage

Balance at July 9, 1999 (Inception)                 2,000,000  $       2,000  $      (1,000) $     (1,200) $           -

Contributed capital by shareholders                         -              -         1,485              -              -

Net loss for the year ended
  December 31, 1999                                         -              -             -              -        (1,285)

Balance, December 31, 1999                          2,000,000          2,000           485         (1,200)       (1,285)

Common stock issued for cash and
  Acquisition of LTD                               19,600,000         19,600     1,980,400              -              -

Net loss for the year ended
  December 31, 2000                                         -              -             -              -    (1,033,374)

Balance, December 31, 2000                         21,600,000         21,600     1,980,885         (1,200)   (1,034,659)

Common stock issued for cash at
  approximately $0.02 per share                     7,608,000          7,608       157,552              -              -

Net loss for the year ended
  December 31, 2001                                         -              -             -              -      (173,390)

Balance, December 31, 2001                         29,208,000         29,208     2,138,437         (1,200)   (1,208,049)

Common stock issued for cash at
  approximately $0.04 per share                     3,193,920          3,194       112,204              -              -

Net loss for the year ended
  December 31, 2002                                         -              -             -              -      (198,591)

Balance, December 31, 2002                         32,401,920         32,402     2,250,641         (1,200)   (1,406,640)

Net income for the year ended
  December 31, 2003                                         -              -             -              -         32,604

Balance, December 31, 2003                         32,401,920        $32,402  $  2,250,641    $   (1,200) $  (1,374,036)

                    The accompanying notes are an integral part of these financial statements.

                                                           ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                       Statements of Cash Flows
                                                                                                             From

                                                                                                             Inception on
                                                                                                             July 9,
                                                                        For the Years Ended                  1999 Through
                                                                           December 31,                      December 31,

                                                                       2003                2002                    2003
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                         $        32,604    $         (198,591)      $     (1,374,036)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Discontinued operations                                          56,900                 36,638                765,397
     Depreciation expense                                              8,980                 16,792                 53,025
     Income from sale of investments                                (10,764)                      -               (10,764)
     Income from equity investment                                 (112,827)                      -              (112,827)
   Changes in operating assets and liabilities:

     (Increase) in prepaid expenses                                      775                  2,612                      -
     (Increase) in deposits and other receivables                   (46,550)               (18,089)               (68,841)
     Increase (decrease) in accounts payable
       and accrued liabilities                                        59,313                 11,160                147,004

       Net Cash Used by Operating Activities                        (11,569)              (149,478)              (601,042)

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of investments                                                21,163                      -                 21,163
   Investment in subsidiaries                                              -                      -            (1,634,071)
   Purchase of fixed assets                                         (11,500)                (6,030)               (67,906)

       Net Cash Used by Investing Activities                           9,663                (6,030)            (1,680,814)

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed by shareholder                                      -                      -                  1,485
   Proceeds from common stock                                              -                115,398              2,280,558

       Net Cash Provided by Financing Activities                           -                115,398              2,282,043

NET INCREASE IN CASH                                                 (1,906)               (40,110)                    187

CASH AT BEGINNING OF PERIOD                                            2,093                 42,203                      -

CASH AT END OF PERIOD                                        $           187    $             2,093      $             187

       CASH PAID FOR:
         Interest                                            $             -    $                 -      $               -
         Income taxes                                        $             -    $                 -      $               -

       NON-CASH FINANCING ACTIVITIES
         None

                    The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

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

December 31, 2003 and 2002

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss Per Share
                                                               For the Year Ended
                                                                         December 31, 2003
                                                      Income                Shares                Per Share
                                                       (Numerator)       (Denominator)               Amount

                                                   $       32,604           32,401,920     $            0.01

                                                               For the Year Ended
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
The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

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

        Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                                                   2003                2002

              Deferred tax assets
                  NOL Carryover                                             $          580,325  $          549,038

              Valuation allowance                                                     (580,325)           (549,038)

              Net deferred tax asset                                        $                -  $                -

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                                                   2003                2002

              Book income (loss)                                            $           12,716  $          (77,450)
              Income from equity investment                                            (44,003)                  -
              Valuation allowance                                                       31,287              77,450

                                                                            $                -  $                -
At December 31, 2003, the Company had net operating loss carryforwards of approximately $1,289,000 that may be offset against future taxable income through the year 2023. No tax benefit has been reported in the December 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments
As at December 31, 2003, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

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

December 31, 2003 and 2002

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

g. Fixed Assets
Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

                                    Computer equipment                                             $ 16,991
                                    Furniture and fixtures                                           35,385
                                    Other                                                             4,030
                                    Vehicle                                                          11,500
                                    Accumulated depreciation                                      (53,025)

                                    Net                                                            $ 14,881
h. Concentration of Risk

        Cash — The Company at times maintained a cash balance in excess of insured limits.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

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

NOTE 4 - COMMON STOCK
In 2000 through 2002, the Company issued shares of its restricted common stock for cash. In 2003 the Company issued no common stock for any purposes.

NOTE 5 - DISCONTINUED OPERATIONS
In 2000 the Company discontinued the operations of its wholly owned subsidiary Asia4Sale.com, Ltd. The accompanying financial statements have been restated to reflect the operations of Asia4Sale.com, Ltd. as discontinued.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

NOTE 5 - DISCONTINUED OPERATIONS
In 2000 the Company discontinued the operations of its wholly owned subsidiary Asia4Sale.com, Ltd. The accompanying financial statements have been restated to reflect the operations of Asia4Sale.com, Ltd. as discontinued.

                                                                  For the Years Ended
                                                                      December 31,
                                                                 2003           2002
               Revenues                                      $        -        $            -
               Cost of sales                                          -                     -
               General and administrative                      (56,900)              (36,638)
               Other income (expense)                                 -                     -

               Net loss before income taxes                    (56,900)              (36,638)
               Income tax expense                                     -                     -

               Net loss                                      $ (56,900)        $      (36,638)

The net assets of the discontinued operations were composed of the following:

                 Cash                                        $    3,449        $        7,914
                 Accounts receivable                                327                   306
                 Refundable deposits                              2,398                 2,398
                 Accounts payable and accrued
                       expenses                                (79,834)              (73,928)

                 Net assets                                  $ (73,660)        $     (63,310)
NOTE 6- EQUITY INVESTMENT
In August 2000 the Company paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA was issued directly to owners of World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA in 2003, comprising 47.5% of all issued and outstanding stock of WWA.

In 2003, the Company sold 73,719 shares of WWA in private transactions for net proceeds of $21,163 and a gain of $10,764.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2003 and 2002

NOTE 6- EQUITY INVESTMENT (Continued)

        Condensed financial information of WWA as of December 31, 2003 is as follows:

               Cash                      $       5,006,042
               Receivables                       5,000,615
               Other current assets              1,005,322
               Fixed assets                        562,012
               Other assets                        260,978

               Total Assets              $      11,834,969

               Auction payables          $       9,766,775
               Other current
                liabilities                      1,422,960
               Long-term debt                       14,508
               Common stock                         15,967
               Additional paid-in
                capital                          1,010,527
               Accumulated deficit                (395,768)

               Total Liabilities and
                 Stockholders' Equity   $       11,834,969

               Net revenues             $        6,233,803
               Direct costs                      2,571,106
               General and
                administrative                   3,085,624
               Other income
                 (expense)                          17,096
               Income taxes                              -

               Net Income                $         594,169

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

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2003 Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2003 and 2002.

(b)     Changes in internal controls over financial reporting.

During the year ended December 31, 2003, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2003:

         Name                           Age          Position

         Eric Montandon                 38           Chief Executive Officer, Chief Financial Officer, Director

         Alfredo "Alex" Cruz            44           Secretary

         Brian Hodgson                  40           Director

         Carl van Lieshout              40           Director

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2003, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except Ko Jen Wang, Eric Montandon, Alfredo Cruz, Brian Hodgson, and Carl Van Lieshout.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2003 and 2002 by the Chief Executive Officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                                            SUMMARY COMPENSATION TABLE

                         Annual Compensation                   Long Term and Other
                         -------------------                   Compensation
                                                               -----------------------
                                                               Number of
                                                               Securities  All Other
Name and                 Fiscal                 Other Annual   Underlying Compensation
Principal Positions      Year   Salary   Bonus Compensation(3) Options    (2)
------------------------ ------ -------- ----- --------------- ---------- ------------

Eric Montandon           2003   $-0-      $-0-        -0-          -0-        -0-
CEO, CFO and Director    2002   $-0-      $-0-        -0-          -0-        -0-

Alfredo "Alex" Cruz      2003   $-0-      $-0-        -0-          -0-        -0-
Secretary                2002   $-0-      $-0-        -0-          -0-        -0-

Brian Hodgson            2003   $-0-      $-0-        -0-          -0-        -0-
Director                 2002   $-0-      $-0-        -0-          -0-        -0-

Cornelis van Lieshout    2003   $-0-      $-0-        -0-          -0-        -0-
Director                 2002   $-0-      $-0-        -0-          -0-        -0-

Bonuses and Deferred Compensation

None.

Other Director Compensation

None.

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

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-KSB, and are incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates, Chartered for professional services rendered for the fiscal years ended December 31, 2003 and 2002:

                               Fee Category          Fiscal 2003 Fees             Fiscal 2002 Fees
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