Form 10QSB
period 2004-03-31
ASIA 4 SALE COM INC
filed 2006-01-30
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2004 was 32,401,920.

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

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheets

                                                       ASSETS

                                                                          March 31,                December 31,
                                                                            2004                       2003
                                                                   ------------------------    ----------------------
                                                                   ------------------------    ----------------------
                                                                         (Unaudited)
CURRENT ASSETS
     Cash                                                          $                  7,336     $                 187
                                                                         ------------------        ------------------
                                                                   ----- ------------------    --- ------------------

        Total Current Assets                                                          7,336                       187
                                                                   ----- ------------------    --- ------------------

FIXED ASSETS
     Equipment, Net                                                                  23,381                    14,881
                                                                   ----- ------------------    --- ------------------

        Total Fixed Assets                                                           23,381                    14,881
                                                                   ----- ------------------    --- ------------------

OTHER ASSETS
     Other receivables                                                               66,500                    36,225
     Equity investment                                                              920,646                 1,072,428
     Net assets of discontinued operations                                           49,625                         -

     Deposit                                                                          4,950                     4,950

                                                                         ------------------    --- ------------------

        Total Other Assets                                                        1,041,721                 1,113,603
                                                                   ----- ------------------    --- ------------------

        TOTAL ASSETS                                               $              1,072,438      $          1,128,671
                                                                   ===== ==================    === ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Accounts payable and accrued expenses                         $                129,284     $             147,204
     Net liabilities from discontinued operations                                         -                    73,660
                                                                   ----- ------------------    --- ------------------

        Total Current Liabilities                                                   129,284                   220,864
                                                                   ----- ------------------    --- ------------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; 100,000,000 shares authorized, at
      $0.001 par value, 32,401,920 shares
      issued and outstanding                                                         32,402                    32,402
     Additional paid-in capital                                                   2,250,641                 2,250,641
     Deficit accumulated prior to the development stage                             (1,200)                   (1,200)
     Deficit accumulated during the development stage                           (1,338,689)               (1,374,036)
                                                                   ----- ------------------    --- ------------------

        Total Stockholders' Equity (Deficit)                                        943,154                   907,807
                                                                   ----- ------------------    --- ------------------

        TOTAL LIABILITIES AND STOCKHOLDERS'
         EQUITY (DEFICIT)                                          $              1,072,438     $           1,128,671
                                                                   ===== ==================    === ==================
                    The accompanying notes are an integral part of these financial statements.

                                                 ASIA4SALE.COM, INC.
                                            (A Development Stage Company)
                                        Statements of Operations (Unaudited)

                                                                                                     From Inception
                                                                          For the Three                on July 9,
                                                                           Months Ended               1999 Through
                                                                            March 31,                  March 31,
                                                                -----------------------------------
                                                                      2004              2003              2004
                                                                ------------------------------------------------------

REVENUES                                                        $              -  $            - $                   -
                                                                ------------------------------------------------------

EXPENSES

  General and administrative                                               7,460          10,993               711,176
  Depreciation                                                                 -               -                53,025
                                                                ------------------------------------------------------

   Total Expenses                                                          7,460          10,993               764,201
                                                                ------------------------------------------------------

OTHER INCOME

  Income from sale of investments                                         54,320               -                65,084
  Income from equity investments                                               -               -               112,827
  Interest income                                                              -           5,355                24,511
                                                                ------------------------------------------------------

   Total Other Income                                                     54,320           5,355               202,422
                                                                ------------------------------------------------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                  46,860         (5,638)             (561,779)
                                                                ------------------------------------------------------

LOSS FROM DISCONTINUED OPERATIONS                                       (11,513)         (9,392)             (776,910)
                                                                ------------------------------------------------------

NET INCOME (LOSS)                                               $         35,347 $      (15,030) $         (1,338,689)
                                                                ======================================================

BASIC LOSS PER SHARE                                            $          (0.00) $       (0.00)
                                                                ===================================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                32,401,920      32,401,920
                                                                ===================================

                     The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)
                                                                                                          From Inception
                                                                          For the Three                     on July 9,
                                                                           Months Ended                    1999 Through
                                                                            March 31,                        March 31,
                                                              ---------------------------------------
                                                                    2004                 2003                  2004
                                                              ------------------   ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net profit (loss)                                       $           35,347    $        (15,030)     $     (1,338,689)

      Adjustments to reconcile net loss to
       net cash used by operating activities:
         Discontinued operations                                       (123,285)                6,393               642,112
         Depreciation expense                                                  -                    -                53,025
         Gain on sale of investments                                           -                    -              (10,764)
         Gain on equity investment                                             -                    -             (112,827)
      Changes in operating assets and liabilities
         Increase in receivables                                        (30,275)                    -              (99,116)
         Increase in prepaid expenses                                          -                  775                     -
         Increase in accounts payable and
          accrued expenses                                              (17,920)                3,811               129,084
                                                              --- --------------   --- --------------    --- --------------

             Net Cash Used by Operating Activities                     (136,133)              (4,051)             (737,175)
                                                              --- --------------   --- --------------    --- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Investment in subsidiaries                                            -                    -           (1,634,071)
         Sale of investments                                             151,782                2,695               172,945
         Purchase of fixed assets                                        (8,500)                    -              (76,406)
                                                              --- --------------   --- --------------    --- --------------

             Net Cash Used by Investing Activities                       143,282                2,695           (1,537,532)
                                                              --- --------------   --- --------------    --- --------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued for cash                                          -                    -             2,280,558
         Capital contributed by shareholder                                    -                    -                 1,485
                                                              --- --------------   --- --------------    --- --------------

             Net Cash Provided by Financing Activities                         -                    -             2,282,043
                                                              --- --------------   --- --------------    --- --------------

         NET DECREASE IN CASH                                              7,149              (1,356)                 7,336

         CASH AT BEGINNING OF PERIOD                                         187                2,093                     -
                                                              --- --------------   --- --------------    --- --------------

         CASH AT END OF PERIOD                                $            7,336     $            737      $          7,336
                                                              === ==============   === ==============    === ==============

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

The Company had no products or services as of March 31, 2004 and remains focused on consummating a merger with or acquisition of an operating entity.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003.

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

We are not currently engaged in any active business other than the search for an operating business to acquire.

During June of 2000, the Company paid $970,000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company, World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby WWA stock was issued directly to owners of World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA which is accounted for using the equity method. WWA operates auctions of used, heavy construction equipment from Dubai, United Arab Emirates, and other locations.

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

Results of Operations

During the three month period ended March 31, 2004, the Company continued the search to identify a suitable business opportunity.

Net Income and Losses

For the period from July 9, 1999 to March 31, 2004, the Company recorded an operating loss of $1,338,689. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

During the three month period ended March 31, 2004, we did not realize any revenues from operations though we did recognize a gain in the form of “income from sale of investments” of $54,320, which resulted in net income, in connection with sales of WWA stock from our minority equity interest. We cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to March 31, 2004.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $7,336 and total assets of $1,072,438, with total liabilities of $129,284, as of March 31, 2004. The assets consisted primarily of investments totaling $920,646, related to our minority equity interest in WWA. Net stockholders equity in the Company was $943,154 at March 31, 2004.

Cash flow used in operating activities was $136,133 for the three month period ended March 31, 2004 as compared to cash flow used in operating activities of $4,051 for the three month period ended March 31, 2003. The increase in cash flow used in operating activities over the comparative three month periods can be primarily attributed to cash used in discontinued operations.

Cash flow provided by investing activities was $143,282 for the three month period ended March 31, 2004 as compared to cash flow provided by investing activities of $2,695 for the three month period ended March 31, 2003. The cash flow provided by investing activities is attributable to the sale of shares of WWA to private investors.

Cash flow provided by financing activities was $0 for the three month period ended March 31, 2004, as compared to cash flow provided by financing activities of $0 for the three month period ended March 31, 2003.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003 included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,374,036 as of December 31, 2003, which decreased to $1,338,689 as of March 31, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2004 and 2003.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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