Form 10QSB
period 2004-06-30
ASIA 4 SALE COM INC
filed 2006-01-30
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2004.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2004 was 32,401,920.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - June 30, 2004 (unaudited) and December 31, 2003	4
Statements of Operations - three and six months ended June 30, 2004 and 2003 and the period from inception on July 9, 1999 to June 30, 2004 (unaudited)	5
Statements of Cash Flows - six months ended June 30, 2004 and 2003 and the period from inception on July 9, 1999 to June 30, 2004 (unaudited)	6
Notes to Financial Statements	8

Item 2. Management's Plan of Operations	9
Item 3. Controls and Procedures	12
Part II. - Other Information
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	12
Item 6. Exhibits	13
Signatures	14
Exhibits	15

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

                                             ASIA4SALE.COM, INC.
                                        (A Development Stage Company)
                                                Balance Sheets

                                                    ASSETS
                                                                       June 30,               December 31,
                                                                         2004                     2003
                                                                  --------------------    ---------------------
                                                                  --------------------    ---------------------
                                                                      (Unaudited)
CURRENT ASSETS
      Cash                                                        $            20,101     $                 187
                                                                  --- ----------------    --- -----------------

         Total Current Assets                                                  20,101                       187
                                                                  --- ----------------    --- -----------------

FIXED ASSETS

      Equipment, Net                                                           23,381                    14,881
                                                                  --- ----------------    --- -----------------

         Total Fixed Assets                                                    23,381                    14,881
                                                                  --- ----------------    --- -----------------

OTHER ASSETS

      Other receivables                                                        66,500                    36,225

      Equity investment                                                       920,646                 1,072,428

      Net assets of discontinued operations                                    35,779                         -

      Deposit                                                                   4,950                     4,950
                                                                      ----------------    --- -----------------

         Total Other Assets                                                 1,027,875                 1,113,603
                                                                  --- ----------------    --- -----------------

         TOTAL ASSETS                                             $         1,071,357     $           1,128,671
                                                                  === ================    === =================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

      Accounts payable and accrued expenses                       $           146,910     $             147,204

      Net liabilities from discontinued operations                                  -                    73,660
                                                                  --- ----------------    --- -----------------

         Total Current Liabilities                                           146,910                    220,864
                                                                  --- ----------------    --- -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
      Common stock; 100,000,000 shares authorized,
        At $0.001 par value,  32,401,920 shares
        issued and outstanding                                                 32,402                    32,402
      Additional paid-in capital                                            2,250,641                 2,250,641
      Deficit accumulated prior to the development stage                      (1,200)                   (1,200)
      Deficit accumulated during the development stage                    (1,357,396)               (1,374,036)
                                                                  --- ----------------    --- -----------------

         Total Stockholders' Equity (Deficit)                                 924,447                   907,807
                                                                  --- ----------------    --- -----------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                       $         1,071,357      $          1,128,671
                                                                  === ================    === =================

                    The accompanying notes are an integral part of these financial statements.

                                                                           ASIA4SALE.COM, INC.
                                                                       (A Development Stage Company)
                                                                    Statements of Operations (Unaudited)
                                                                                                                                                            From Inception
                                                                                                                                                              on July 9,
                                                                         For the Three Months Ended                  For the Six Months Ended                1999 Through
                                                                                  June 30,                                   June 30,                          June 30,
                                                                    -------------------------------------    -----------------------------------------
                                                                                                             ------------------    -------------------
                                                                         2004                 2003                 2004                   2003                   2004
                                                                    ----------------    -----------------    ------------------    -------------------    -------------------

REVENUES                                                            $               -      $             -     $               -       $              -      $              -
                                                                    --- ------------    --- -------------    --- --------------    ---- --------------    --- ---------------

EXPENSES
     General and administrative                                                    38                4,260                 7,498                 15,253               711,214
     Depreciation                                                                   -                   -                      -                      -                53,025
                                                                    --- ------------    --- -------------    --- --------------    ---- --------------    --- ---------------

        Total Expenses                                                             38                4,260                 7,498                 15,253               764,239
                                                                    --- ------------    --- -------------    --- --------------    ---- --------------    --- ---------------

OTHER INCOME
     Gain on sale of investments                                                    -                    -                54,320                      -                65,084
     Gain on equity investment                                                      -                    -                     -                      -               112,827
     Interest income                                                                -                  723                     -                  6,078                24,511
                                                                    --- ------------    --- -------------    --- --------------    ---- --------------    --- ---------------

        Total Other Income                                                          -                  723                54,320                  6,078               202,422
                                                                    --- ------------    --- -------------    --- --------------    ---- --------------    --- ---------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                                         (38)              (3,537)                46,822                (9,175)             (561,817)
                                                                    --- ------------    --- -------------    --- --------------    ---- --------------    --- ---------------

LOSS FROM DISCONTINUED OPERATIONS                                            (18,669)             (29,653)              (30,182)               (39,045)             (795,579)
                                                                    --- ------------    --- -------------    --- --------------    ---- --------------    --- ---------------

NET INCOME (LOSS)                                                   $        (18,707)     $       (33,190)     $          16,640     $         (48,220)     $     (1,357,396)
                                                                    === ============    === =============    === ==============    ==== ==============    === ===============

BASIC INCOME (LOSS) PER SHARE                                       $          (0.00)     $         (0.00)     $            0.00     $           (0.00)
                                                                    === ============    === =============    === ==============    ==== ==============

 WEIGHTED AVERAGE NUMBER                                                            0
   OF SHARES OUTSTANDING                                                    32,401,92           32,401,920            32,401,920             32,401,920
                                                                    === ============    === =============    === ==============    ==== ==============
                     The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                          Statements of Cash Flows (Unaudited)
                                                                                                         From Inception
                                                                           For the Six                     on July 9,
                                                                          Months Ended                    1999 Through
                                                                            June 30,                        June 30,
                                                               ------------------------------------
                                                                    2004                2003                  2004
                                                               ----------------    ----------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                        $          16,640     $      (48,220)     $      (1,357,396)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
         Discontinued operations                                       (109,439)              16,434                655,958

         Depreciation expense                                                  -                   -                 53,025

         Income from sale of investments                                       -                   -               (10,764)

         Income from equity investment                                         -                   -              (112,827)
      Changes in operating assets and liabilities
         Increase in receivables                                        (30,275)             (1,500)               (99,116)

         Increase in deposits                                                  -               1,500                      -

         Increase in prepaid expenses                                          -                 775                      -
         Increase in accounts payable and
           accrued expenses                                                (294)              27,346                146,710
                                                               --- ------------    --- ------------    --- ---------------

              Net Cash Used by Operating Activities                    (123,368)             (3,665)              (724,410)
                                                               --- ------------    --- ------------    --- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Sale of investments                                             151,782               3,473                172,945

         Investment in subsidiaries                                            -                   -            (1,634,071)

         Purchase of fixed assets                                        (8,500)                   -               (76,406)
                                                               --- ------------    --- ------------    --- ---------------

                                                                                                                          -

              Net Cash Used by Investing Activities                      143,282               3,473            (1,537,532)
                                                               --- ------------    --- ------------    --- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued for cash                                          -                   -              2,280,558

         Capital contributed by shareholder                                    -                   -                  1,485
                                                               --- ------------    --- ------------    --- ---------------

              Net Cash Provided by Financing Activities                        -                   -              2,282,043
                                                               --- ------------    --- ------------    --- ---------------

         NET DECREASE IN CASH                                             19,914               (192)                 20,101

         CASH AT BEGINNING OF PERIOD                                         187               2,093                      -
                                                               --- ------------    --- ------------    --- ---------------

         CASH AT END OF PERIOD                                 $          20,101      $        1,901           $     20,101
                                                               === ============    === ============    === ===============
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

The Company had no products or services as of June 30, 2004, and remains focused on consummating a merger with or acquisition of an operating entity.

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

Results of Operations

During the six months ended June 30, 2004, the Company continued the search to identify a suitable business opportunity.

Net Losses

For the period from July 9, 1999 to June 30, 2004, the Company recorded an operating loss of $1,357,396. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

During the six month period ended June 30, 2004, we did not realize any revenues from operations though we did recognize a gain in the form of “Gain on sale of investments” of $54,320, in connection with sales of WWA stock from our minority equity interest. The Company expects to continue operating at a loss through fiscal 2004 and we cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to June 30, 2004.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $20,101 and total assets of $1,071,357 with total liabilities of $146,910 as of June 30, 2004. The assets consisted primarily of investments totaling $920,646 related to our minority interest in WWA. Net stockholders equity in the Company was $924,447 at June 30, 2004.

Cash flow used in operating activities was $123,368 for the six month period ended June 30, 2004 as compared to cash flow used in operating activities of $3,665 for the six month period ended June 30, 2003. The increase in cash flow used in operating activities over the comparative six month periods can be primarily attributed to cash used by discontinued operations.

Cash flow provided by investing activities was $143,282 for the six month period ended June 30, 2004 as compared to cash flow provided by investing activities of $3,473 for the six month period ended June 30, 2003. The cash flow provided by investing activities is attributable to the sale of shares of WWA to private investors.

Cash flow provided by financing activities was $0 for the six month periods ended June 30, 2004, and June 30, 2003.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003, included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,374,036 as of December 31, 2003, which decreased to $1,357,396 as of June 30, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2004 and 2003.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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