Form 10QSB
period 2004-09-30
ASIA 4 SALE COM INC
filed 2006-01-30
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2004 .

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2004 was 32,401,920.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - September 30, 2004 (unaudited) and December 31, 2003	4
Statements of Operations - three and nine months ended September 30, 2004 and 2003 and the period from inception on July 9, 1999 to September 30, 2004 (unaudited)	5
Statements of Cash Flows - nine months ended September 30, 2004 and 2003 and the period from inception on July 9, 1999 to September 30, 2004 (unaudited)	6
Notes to Financial Statements	8

Item 2. Management's Plan of Operations	9
Item 3. Controls and Procedures	12
Part II. - Other Information
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	12
Item 6. Exhibits	13
Signatures	14
Exhibits	15

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

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS

                                                                    September 30,                December 31,
                                                                         2004                        2003
                                                                -----------------------    -------------------------
                                                                -----------------------    -------------------------
                                                                     (Unaudited)
CURRENT ASSETS
       Cash                                                     $                 3,764     $                    187
                                                                --- -------------------    --- ---------------------

          Total Current Assets                                                    3,764                          187
                                                                --- -------------------    --- ---------------------

FIXED ASSETS
       Equipment, Net                                                            23,381                       14,881
                                                                --- -------------------    --- ---------------------

          Total Fixed Assets                                                     23,381                       14,881
                                                                --- -------------------    --- ---------------------

OTHER ASSETS
       Other receivables                                                         66,500                       36,225
       Equity investment                                                        920,646                    1,072,428
       Net assets of discontinued operations                                     55,105                            -
       Deposit                                                                    4,950                        4,950

                                                                    -------------------    --- ---------------------
                                                                                                                   -
          Total Other Assets                                                  1,047,201                    1,113,603
                                                                --- -------------------    --- ---------------------

          TOTAL ASSETS                                          $             1,074,346     $              1,128,671
                                                                === ===================    === =====================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

       Accounts payable and accrued expenses                    $               140,936     $                147,204
       Net liabilities from discontinued operations                                   -                       73,660
                                                                --- -------------------    --- ---------------------

          Total Current Liabilities                                             140,936                      220,864
                                                                --- -------------------    --- ---------------------

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock; 100,000,000 shares authorized,
         at $0.001 par value, 32,401,920 shares
         issued and outstanding                                                  32,402                       32,402
       Additional paid-in capital                                             2,250,641                    2,250,641
       Deficit accumulated prior to the development stage                       (1,200)                      (1,200)
       Deficit accumulated during the development stage                     (1,348,433)                  (1,374,036)
                                                                --- -------------------    --- ---------------------

          Total Stockholders' Equity (Deficit)                                  933,410                      907,807
                                                                --- -------------------    --- ---------------------

          TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY (DEFICIT)                      $             1,074,346     $              1,128,671
                                                                === ===================    === =====================
                    The accompanying notes are an integral part of these financial statements.

                                                                     ASIA4SALE.COM, INC.
                                                                (A Development Stage Company)
                                                             Statements of Operations (Unaudited)
                                                                                                                                              From Inception
                                                                                                                                                on July 9,
                                                           For the Three Months Ended                  For the Nine Months Ended               1999 Through
                                                                 September 30,                               September 30,                     September 30,
                                                     ---------------------------------------    -----------------------------------------
                                                                                                -------------------   -------------------
                                                           2004                  2003                  2004                  2003                  2004
                                                     ------------------    -----------------    -------------------   -------------------    ------------------
REVENUES                                             $                -     $              -     $                -    $                -     $               -
                                                     --- --------------    --- -------------    ---- --------------   ---- --------------    --- --------------

EXPENSES
     General and administrative                                     363                9,694                  7,861                24,947               711,577
     Depreciation                                                     -                    -                      -                     -                53,025
                                                     --- --------------    --- -------------    ---- --------------   ---- --------------    --- --------------

        Total Expenses                                              363                9,694                  7,861                24,947               764,602
                                                     --- --------------    --- -------------    ---- --------------   ---- --------------    --- --------------

OTHER INCOME
     Gain on sale of investments                                      -                    -                 54,320                     -                65,084
     Gain on equity investment                                        -                    -                      -                     -               112,827
     Interest income                                                  -                    -                      -                 6,078                24,511
                                                     --- --------------    --- -------------    ---- --------------   ---- --------------    --- --------------

        Total Other Income                                            -                    -                 54,320                 6,078               202,422
                                                     --- --------------    --- -------------    ---- --------------   ---- --------------    --- --------------

INCOME (LOSS) FROM
 CONTINUING OPERATIONS                                            (363)              (9,694)                 46,459              (18,869)             (562,180)
                                                     --- --------------    --- -------------    ---- --------------   ---- --------------    --- --------------
INCOME (LOSS) FROM
 DISCOUNTINUED OPERATIONS                                         9,326             (17,213)               (20,856)              (56,258)             (786,253)
                                                     --- --------------    --- -------------    ---- --------------   ---- --------------    --- --------------

NET INCOME ( LOSS)                                   $            8,963     $       (26,907)     $           25,603    $         (75,127)     $     (1,348,433)
                                                     === ==============    === =============    ==== ==============   ==== ==============    === ==============

BASIC LOSS PER SHARE                                 $             0.00     $         (0.00)     $             0.00    $           (0.00)
                                                     === ==============    === =============    ==== ==============   ==== ==============

WEIGHTED AVERAGE NUMBER
 NUMBER OF SHARES OUTSTANDING                                32,401,920           32,401,920             32,401,920            32,401,920
                                                     === ==============    === =============    ==== ==============   ==== ==============
                     The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)

                                                                                                         From Inception
                                                                          For the Nine                     on July 9,
                                                                          Months Ended                    1999 Through
                                                                         September 30,                    September 30,
                                                              -------------------------------------
                                                                    2004                2003                  2004
                                                              ------------------   ----------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                        $           25,603    $      (75,127)     $       (1,348,433)

     Adjustments to reconcile net loss to
      net cash used by operating activities:
        Discontinued operations                                        (128,765)             24,676                 636,632
        Depreciation expense                                                   -                  -                  53,025
        Income from sale of investments                                        -                  -                (10,764)
        Income from equity investment                                          -                  -               (112,827)

     Changes in operating assets and liabilities
        Increase (decrease) in receivables                              (30,275)            (1,500)                (99,116)
        Increase in deposits                                                   -              1,500                       -
        Increase in prepaid expenses                                           -                775                       -
        Increase (decrease) in accounts payable
         and accrued expenses                                            (6,268)            44,343                  140,736
                                                              --- --------------   --- ------------    --- ----------------

           Net Cash Used by Operating Activities                       (139,705)           (5,333)                (740,747)
                                                              --- --------------   --- ------------    --- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Sale of investments                                              151,782              3,473                 172,945
        Investment in subsidiaries                                             -                  -             (1,634,071)
        Purchase of fixed assets                                         (8,500)                 -                 (76,406)
                                                              --- --------------   --- ------------    --- ----------------
                                                                                                                          -
           Net Cash Provided by Investing Activities                     143,282             3,473              (1,537,532)
                                                              --- --------------   --- ------------    --- ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Common stock issued for cash                                           -                  -               2,280,558
        Capital contributed by shareholder                                     -                 -                    1,485
                                                              --- --------------   --- ------------    --- ----------------

           Net Cash Provided by Financing Activities                           -                 -                2,282,043
                                                              --- --------------   --- ------------    --- ----------------

        NET INCREASE ( DECREASE) IN CASH                                   3,577            (1,860)                   3,764

        CASH AT BEGINNING OF PERIOD                                          187              2,093                       -
                                                              --- --------------   --- ------------    --- ----------------

        CASH AT END OF PERIOD                                 $            3,764    $           233     $             3,764
                                                              === ==============   === ============    === ================

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

The Company had no products or services as of September 30, 2004 and remains focused on consummating a merger with or acquisition of an operating entity.

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

Results of Operations

During the nine months ended September 30, 2004, the Company continued the search to identify a suitable business opportunity.

Net Losses

For the period from July 9, 1999 to September 30, 2004, the Company recorded an operating loss of $1,348,433. The Company’s operating losses are primarily attributable to a discontinuation of business and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

During the nine month period ended September 30, 2004, we did not realize any revenues from operations though we did recognize a gain in the form of “gain on sale of investments” of $54,320, in connection with sales of WWA stock from our minority equity interest. The Company expects to continue operating at a loss through fiscal 2004 and we cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to September 30, 2004.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $3,764 and total assets of $1,074,346, with total liabilities of $140,936, as of September 30, 2004. The assets consisted primarily of investments totaling $920,646 related to our minority interest in WWA. Net stockholders’ equity in the Company was $933,410 at September 30, 2004.

Cash flow used in operating activities was $139,705 for the nine month period ended September 30, 2004, as compared to cash flow used in operating activities of $5,333 for the nine month period ended September 30, 2003. The increase in cash flow used in operating activities over the comparative six month periods can be primarily attributed to cash used in discontinued operations.

Cash flow provided by investing activities was $143,282 for the nine month period ended September 30, 2004, as compared to cash flow provided by investing activities of $3,473 for the nine month period ended September 30, 2003. The cash flow provided by investing activities is attributable to the sale of shares of WWA to private investors.

Cash flow provided from financing activities was $0 for the nine month periods ended September 30, 2004 and September 30, 2003.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,374,036 as of December 31, 2003, which decreased to $1,348,433 as of September 30, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2004. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2004 and 2003.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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