Form 10KSB
period 2004-12-31
ASIA 4 SALE COM INC
filed 2006-01-31
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004 .

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2004, were $0.

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

During June of 2000, we paid $970,000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company, WWA Group, Inc., (“WWA”) in a stock for stock transaction whereby WWA stock was issued directly to owners of World Wide Auctioneers, Inc., in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused us to acquire a minority equity investment in WWA which is accounted for using the equity method. WWA operates auctions of used, heavy construction equipment from Dubai, United Arab Emirates, and other locations.

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

ITEM 2. DESCRIPTION OF PROPERTY

Since March 2000, we have annually leased a 1,500 square foot office/storage space in Tempe, Arizona, as our principal place of business, which we have shared with WWA's corporate office since 2001.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

On February 18, 2000, our common stock commenced trading over-the-counter and was quoted on the OTC bulletin board system under the symbol “AFSI.” The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                      --------------- --------------------------- ----------------- ----------------
                      YEAR            QUARTER ENDING                    HIGH              LOW
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2004            December 31                      $0.06             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      September 30                     $0.15             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      June 30                          $0.00             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      March 31                         $0.00             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2003            December 31                      $0.00             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      September 30                     $0.00             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      June 30                          $0.04             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      March 31                         $0.04             $0.00
                      --------------- --------------------------- ----------------- ----------------

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

Results of Operations

During the twelve month period ended December 31, 2004, the Company remained in the development stage and has generated no significant revenue. We do not expect to sell a significant amount of equity in WWA nor do we expect any realized dividend from our minority equity interest in WWA over the next twelve months.

Net Income and Losses

During the twelve month period ended December 31, 2004, we did not realize any revenues from operations though we did recognize an “Income from equity investment” of $370,146, and a gain in the form of “Income from sale of investments” of $54,320, in connection with sales of WWA stock from our minority equity interest. Our net income for the year ended December 31, 2004, was $355,846.

For the period from July 9, 1999 to December 31, 2004, the Company recorded a net loss of $1,018,190. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses since inception included web hosting and development, legal and professional expenses, salaries, and marketing expenses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to December 31, 2004.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $2,625 and total assets of $1,708,954, with total liabilities of $445,301, as of December 31, 2004. The assets consisted primarily of equity investments totaling $1,403,619 in connection with our minority interest in WWA. Net stockholders equity in the Company was $1,263,653 at December 31, 2004.

Cash flow used in operating activities was $43,381 for the twelve month period ended December 31, 2004, as compared to cash flow used in operating activities of $11,569 for the twelve month period ended December 31, 2003. The increase in cash flow used in operating activities is attributed to the increase in deposits and other receivables.

Cash flow provided by investing activities was $45,819 for the twelve month period ended December 31, 2004, as compared to cash flow provided by investing activities of $9,663 for the twelve month period ended December 31, 2003. The cash flow provided by investing activities in both periods is from the sale of shares of WWA in private transactions.

Cash flow provided by financing activities was $0 for the twelve month periods ended December 31, 2004 and 2003.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,018,190 as of December 31, 2004. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2004 and 2003, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

ASIA4SALE.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2004

                                                  C O N T E N T S

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Asia4sale.com, Inc.

(A Development Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheet of Asia4sale.com, Inc. (a development stage company) as of December 31, 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and from inception on July 9, 1999 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia4sale.com, Inc. (a development stage company) as of December 31, 2004 and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and from inception on July 9, 1999 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

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

Moore & Associates, Chartered

Las Vegas, Nevada

January 3, 2006

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet

                                                      ASSETS

                                                                                                 December 31,
                                                                                                       2004

CURRENT ASSETS

   Cash$                                                                                                   2,625

     Total Current Assets                                                                                  2,625

FIXED ASSETS, net                                                                                         14,941

OTHER ASSETS

   Other receivables                                                                                     282,819
   Equity investment                                                                                   1,403,619
   Deposits                                                                                                4,950

     Total Other Assets                                                                                1,691,388

     TOTAL ASSETS                                                                              $       1,708,954

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                    $         375,321
   Reserve for discontinued operations                                                                    69,980

     Total Current Liabilities                                                                           445,301

       Total Liabilities                                                                                 445,301

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001 par value,
    32,401,920 shares issued and outstanding                                                              32,402
   Additional paid-in capital                                                                          2,250,641
   Accumulated deficit                                                                                    (1,200)
   Deficit accumulated during the development stage                                                   (1,018,190)

     Total Stockholders' Equity                                                                        1,263,653

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       1,708,954

                    The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Operations
                                                                                                                   From
                                                                                                           Inception on
                                                                                                                July 9,
                                                                        For the Years Ended                        1999
                                                                                                                Through
                                                                             December 31,                     December 31,
                                                                           2004       2003                            2004

REVENUES                                                   $               -    $               -   $                 -

EXPENSES

   Depreciation and amortization                                       8,441                8,980                61,466
   General and administrative                                          8,482               25,107               712,198

     Total Expenses                                                   16,923               34,087               773,664

OTHER INCOME (EXPENSE)

   Income from sale of investments                                    54,320               10,764                65,084
   Income from equity investment                                     370,146              112,827               482,973
   Interest income                                                         -                    -                24,511

     Total Other Income (Expense)                                    424,466              123,591               572,568

LOSS FROM CONTINUING OPERATIONS                                      407,543               89,504              (201,096)

LOSS FROM DISCONTINUED OPERATIONS                                    (51,697)             (56,900)             (817,094)

NET INCOME (LOSS)                                          $         355,846    $          32,604   $        (1,018,190)

BASIC LOSS PER SHARE OF
 COMMON STOCK                                              $            0.01    $            0.00

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        32,401,920           32,401,920

                    The accompanying notes are an integral part of these financial statements.

                                               ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)
                                                                                                                              Deficit
                                                                                                           Accumulated
                                                                                Additional                       During
                                                         Common Stock         Paid-In    Accumulated  Development
                                                  Shares         Amount       Capital        Deficit       Stage

Balance at July 9, 1999 (Inception)                 2,000,000  $       2,000  $    (1,000) $      (1,200)   $          -

Contributed capital by shareholders                         -              -         1,485              -              -

Net loss for the year ended
  December 31, 1999                                         -              -             -              -        (1,285)

Balance, December 31, 1999                          2,000,000          2,000           485         (1,200)       (1,285)

Common stock issued for cash and
  Acquisition of LTD                               19,600,000         19,600     1,980,400              -              -

Net loss for the year ended
  December 31, 2000                                         -              -             -              -    (1,033,374)

Balance, December 31, 2000                         21,600,000         21,600     1,980,885         (1,200)   (1,034,659)

Common stock issued for cash at
  approximately $0.02 per share                     7,608,000          7,608       157,552              -              -

Net loss for the year ended
  December 31, 2001                                         -              -             -              -      (173,390)

Balance, December 31, 2001                         29,208,000         29,208     2,138,437         (1,200)   (1,208,049)

Common stock issued for cash at
  approximately $0.04 per share                     3,193,920          3,194       112,204              -              -

Net loss for the year ended
  December 31, 2002                                         -              -             -              -      (198,591)

Balance, December 31, 2002                         32,401,920         32,402     2,250,641         (1,200)   (1,406,640)

Net income for the year ended
  December 31, 2003                                         -              -             -              -         32,604

Balance, December 31, 2003                         32,401,920         32,402     2,250,641         (1,200)   (1,374,036)

Net income for the year ended
  December 31, 2004                                         -              -             -              -        355,846

Balance, December 31, 2004                        32,401,920  $       32,402   $ 2,250,641   $    (1,200)  $ (1,018,190)

                    The accompanying notes are an integral part of these financial statements.

                                                  ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                       Statements of Cash Flows
                                                                                                                               From

                                                                                                                       Inception on
                                                                                                                            July 9,
                                                                                  For the Years Ended                  1999 Through
                                                                                       December 31,                    December 31,

                                                                                 2004                2003                      2004
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                 $         355,846   $            32,604   $        (1,018,190)

   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Discontinued operations                                                    51,697                56,900                817,094
     Depreciation expense                                                        8,441                 8,980                 61,466
     Income from sale of investments                                           (54,320)             (10,764)               (65,084)
     Income from equity investment                                            (370,146)            (112,827)              (482,973)

   Changes in operating assets and liabilities:
     (Increase) in prepaid expenses                                                  -                   775                      -
     (Increase) in deposits and other receivables                            (259,336)              (46,550)              (328,177)
     Increase (decrease) in accounts payable
       and accrued liabilities                                                 224,437                59,313                371,441

       Net Cash Used by Operating Activities                                  (43,381)              (11,569)              (644,423)

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of investments                                                          54,320                21,163                 75,483
   Investment in subsidiaries                                                        -                     -            (1,634,071)
   Purchase of fixed assets                                                    (8,501)              (11,500)               (76,407)

       Net Cash Used by Investing Activities                                    45,819                 9,663            (1,634,995)

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed by shareholder                                                -                     -                  1,485
   Proceeds from common stock                                                        -                     -              2,280,558

       Net Cash Provided by Financing Activities                                     -                     -              2,282,043

NET INCREASE IN CASH                                                             2,438               (1,906)                  2,625

CASH AT BEGINNING OF PERIOD                                                        187                 2,093                      -

CASH AT END OF PERIOD                                                $           2,625   $               187   $              2,625

       CASH PAID FOR:
         Interest                                                   $                -    $                -    $                 -
         Income taxes                                               $                -    $                -    $                 -

       NON-CASH FINANCING ACTIVITIES
         None

                    The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 1 - ORGANIZATION AND HISTORY
Asia4sale.com, Inc., a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as H&L Investments, Inc. The name of the corporation was changed to Asia4sale.com, Inc., on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

The Company changed its name on December 22, 1999 with the intent to acquire Asia4Sale.com, Ltd., a Hong Kong registered software development company (“LTD”) which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2000, the Company executed a 1 for 1 stock dividend.

The Company thus became a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering, and auctioning of consumer goods and services to the Asian market place.

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

The Company was funded by a group of several non-US investors that invested $2,280,558 cash into the Company’s treasury during 2000 through 2002. The Company issued 12,401,920 (post-stock dividend) shares of its common stock in 2000 through 2002 in return for this investment. No common stock has been issued since 2002.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES a. Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss Per Share
                                                                         For the Year Ended
                                                                         December 31, 2004

                                                              Income                Shares                Per Share
                                                           (Numerator)         (Denominator)               Amount

                                                   $          355,846           32,401,920     $            0.01

                                                                         For the Year Ended
                                                                         December 31, 2003

                                                              Loss                  Shares                Per Share
                                                            (Numerator)        (Denominator)               Amount

                                                   $           32,604           32,401,920     $            0.00
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

        Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                                                                         2004                2003
              Deferred tax assets
                  NOL Carryover                                             $          585,902  $          580,325

              Valuation allowance                                                     (585,902)           (580,325)

              Net deferred tax asset                                        $                -  $                -

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

    c.        Provision for Taxes (Continued)

December 31, 2004 and 2003
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                                                          2004                2003

              Book income (loss)                                            $          138,780  $           12,716
              Income from equity investment                                           (144,357)            (44,003)
              Valuation allowance                                                        5,577              31,287

                                                                            $                -  $                -
At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,303,000 that may be offset against future taxable income through the year 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments
As at December 31, 2004, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

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

December 31, 2004 and 2003

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

g. Fixed Assets
Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

                                    Computer equipment                                             $ 16,991
                                    Furniture and fixtures                                           35,385
                                    Other                                                             4,030
                                    Vehicle                                                          20,000
                                    Accumulated depreciation                                       (61,465)

                                    Net                                                            $ 14,941

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued) h. Concentration of Risk

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

December 31, 2004 and 2003

NOTE 4 - DISCONTINUED OPERATIONS
In 2000 the Company discontinued the operations of its wholly owned subsidiary Asia4Sale.com, Ltd. The accompanying financial statements have been restated to reflect the operations of Asia4Sale.com, Ltd. as discontinued.

                                                                            December 31,
                                                                  2004                           2003
               Revenues                                  $             -  $                         -
               Cost of sales                                           -                            -
               General and administrative                        (51,697)                    (56,900)
               Other income (expense)                                  -                            -

               Net loss before income taxes                      (51,697)                    (56,900)
               Income tax expense                                      -                            -

               Net loss                                  $       (51,697) $                  (56,900)

               The net assets of the discontinued operations were composed of the following:

                 Cash                                    $          3,855  $        3,449
                 Accounts receivable                                    -             327
                 Refundable deposits                                2,398           2,398
                 Accounts payable and accrued
                          expenses                               (76,233)        (79,834)

                 Net assets                              $       (69,980)  $     (73,660)

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2004 and 2003

NOTE 5- EQUITY INVESTMENT
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

        Condensed financial information of WWA :

                                                  For the Years Ended
                                                        December 31,
                                                     2004               2003

               Cash                      $       4,635,553  $      5,006,042
               Receivables                       6,125,977         5,000,615
               Other current assets              2,792,212         1,005,322
               Fixed assets                      1,071,451           562,012
               Other assets                        258,592           260,978

               Total Assets$                    14,883,785      $ 11,834,969

               Auction payables          $      10,259,801  $      9,766,775
               Other current
                  liabilities                    3,104,262         1,422,960
               Long-term debt                      111,633            14,508
               Common stock                         15,970            15,967
               Additional paid-in
                  capital                        1,013,524         1,010,527
               Accumulated deficit                 378,595         (395,768)

               Total Liabilities and
                 Stockholders' Equity    $      14,883,785  $     11,834,969

               Net revenues$                    10,976,167    $    6,233,803
               Direct costs                      7,257,716         2,571,106
               General and
                  administrative                 3,205,035         3,085,624
               Other income
                  (expense)                        260,947            17,096
               Income taxes                              -                 -

               Net Income    $                     774,363  $        594,169

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

On March 21, 2005, the Company entered into an engagement letter with Moore & Associates, Chartered, (“Moore & Associates”) to assume the role of its new certifying accountant. Moore & Associates has been asked to audit the years ended December 31, 1999, 2000, 2001, 2002, 2003 and 2004. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Moore & Associates the Company did not consult with Moore & Associates with regard to:

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

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2004 Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure. The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2004 and 2003.

(b)     Changes in internal controls over financial reporting.

During the year ended December 31, 2004, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2004:

         Name                           Age          Position

         Eric Montandon                 39           Chief Executive Officer, Chief Financial Officer, Director

         Alfredo "Alex" Cruz            45           Secretary

         Brian Hodgson                  41           Director

The directors and officers are elected and will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

ERIC MONTANDON has served as director since April 2000, and served as chief executive officer and chief financial officer from May 2001 through the present. Mr. Montandon is an established entrepreneur, and has 12 years of corporate management experience. He is currently serving on the Board of Directors of WWA Group, Inc. and Net Telecommunications, Inc.

ALFREDO CRUZ has served as secretary since 2000 through the present. Mr. Cruz has an established corporate legal practice in Manila, the Philippines, and has 15 years of experience in corporate law.

BRIAN HODGSON served as chief executive officer from February 2000 until May 2001. He also has served as director from February 2000 through the present. Mr. Hodgson has over twenty years experience in upper level management in a variety of industries particularly in technology development and software design and implementation fields.

CORNELIS VAN LIESHOUT served as director from April 2001 until he resigned in October 2004.

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2003, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except Ko Jen Wang, Eric Montandon, Alfredo Cruz, Carl van Lieshout and Brian Hodgson.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2004, 2003 and 2002 by the chief executive officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

                                            SUMMARY COMPENSATION TABLE

------------------------------ ----------------------------------------- -------------------------------------------------------
                                         Annual Compensation                             Long Term Compensation
------------------------------ ----------------------------------------- -------------------------------------------------------
------------------------------------------------------------------------ -------------------------- ----------------------------
                                                                                  Awards                      Payouts
------------------------------------------------------------------------ -------------------------- ----------------------------
------------------------- ------- ---------- --------- ----------------- ------------ ------------- ---------- -----------------
                                                                         Restricted    Securities
Name and Principal                                       Other Annual       Stock      Underlying   LTIP          All Other
Position                   Year    Salary     Bonus      Compensation     Award(s)      Options      payouts     Compensation
                                     ($)       ($)           ($)             ($)        SARs(#)        ($)           ($)
------------------------- ------- ---------- --------- ----------------- ------------ ------------- ---------- -----------------
------------------------- ------- ---------- --------- ----------------- ------------ ------------- ---------- -----------------
Eric                        2004      -         -             -               -            -            -             -
Montandon                   2003      -         -             -               -            -            -             -
Chief executive             2002      -         -             -               -            -            -             -
officer, chief
financial officer, and
principal accounting
officer
------------------------- ------- ---------- --------- ----------------- ------------ ------------- ---------- -----------------

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of January 30, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of January 30, 2006, there were 32,401,920 shares of common stock issued and outstanding.

-------------------------------------------------------------------------------------------------------------------
  Title of Class            Name and Address           Nature of Ownership  Number of Shares      % of Class *
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Eric Montandon                              Legal              328,132              1.0%
                  Chief Executive Officer, Chief
                  Financial Officer and Director
                  2465 West 12th Street, Suite # 2,
                  Tempe, AZ 85281-6935
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Alfredo "Alex" Cruz
                  Director
                  2465 West 12th Street, Suite # 2,           Legal              271,868              0.8%
                  Tempe, AZ 85281-6935
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Brian Hodgson
                  Director
                  2465 West 12th Street, Suite # 2,           Legal              200,000              0.6%
                  Tempe, AZ 85281-6935
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Ko Jen Wang                                 Legal             5,600,000            17.28%
                  2465 West 12th Street, Suite # 2,
                  Tempe, AZ 85281-6935
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      All executive officers and directors        Legal              800,000              2.4%
                  as a group (3)
-------------------------------------------------------------------------------------------------------------------

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

                   --------------------------- ------------------------- -------------------------
                          Fee Category             Fiscal 2004 Fees          Fiscal 2003 Fees
                   --------------------------- ------------------------- -------------------------
                   --------------------------- ------------------------- -------------------------
                   Audit                              $2,500.00                 $2,500.00
                   Fees

                   --------------------------- ------------------------- -------------------------
                   --------------------------- ------------------------- -------------------------
                   Tax                                    -                         -
                   Fees

                   --------------------------- ------------------------- -------------------------
                   --------------------------- ------------------------- -------------------------
                   All Other                              -                         -
                   Fees

                   --------------------------- ------------------------- -------------------------
                   --------------------------- ------------------------- -------------------------
                   Total Fees                         $2,500.00                 $2,500.00

                   --------------------------- ------------------------- -------------------------

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates in connection with statutory and regulatory filings or engagements.

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

Date: January 30, 2006

By: /s/ Eric Montandon

Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature                                  Title                                     Date

 /s/ Eric Montandon                  Director                               January 30, 2006

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