Form 10QSB
period 2005-03-31
ASIA 4 SALE COM INC
filed 2006-01-31
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of March 31, 2005 was 32,401,920.

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

                                                  ASIA4SALE.COM, INC.
                                             (A Development Stage Company)
                                                    Balance Sheets

                                                        ASSETS
                                                                              March 31,               December 31,
                                                                                2005                      2004
                                                                        ----------------------    ----------------------
                                                                        ----------------------    ----------------------
                                                                             (Unaudited)
CURRENT ASSETS
       Cash                                                             $                 621     $                2,625
                                                                        --- ------------------    -- -------------------

              Total Current Assets                                                        621                      2,625
                                                                        --- ------------------    -- -------------------

FIXED ASSETS
       Equipment, Net                                                                  14,771                     14,941
                                                                        --- ------------------    -- -------------------

              Total Fixed Assets                                                       14,771                     14,941
                                                                        --- ------------------    -- -------------------

OTHER ASSETS
       Other receivables                                                                    -                    282,819
       Equity investment                                                            1,318,379                  1,403,619
       Deposit                                                                          4,950                      4,950

                                                                                                                                                    ------------------    -- -------------------

              Total Other Assets                                                    1,323,329                  1,691,388
                                                                        --- ------------------    -- -------------------

              TOTAL ASSETS                                              $           1,338,721     $            1,708,954
                                                                        === ==================    == ===================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

       Accounts payable and accrued expenses                            $             302,078     $              375,321
       Reserve for discontinued operations                                                  -                     69,980
                                                                        --- ------------------    -- -------------------

              Total Current Liabilities                                               302,078                    445,301
                                                                        --- ------------------    -- -------------------

STOCKHOLDERS' EQUITY (DEFICIT)

       Common stock; 100,000,000 shares authorized,
          at $0.001 par value, 32,401,920 shares
          issued and outstanding                                                       32,402                     32,402
       Additional paid-in capital                                                   2,250,641                  2,250,641
       Deficit accumulated prior to the development stage                             (1,200)                    (1,200)
       Deficit accumulated during the development stage                           (1,245,200)                (1,018,190)
                                                                        --- ------------------    -- -------------------

              Total Stockholders' Equity (Deficit)                                  1,036,643                  1,263,653
                                                                        --- ------------------    -- -------------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                         $           1,338,721     $            1,708,954
                                                                        === ==================    == ===================

                    The accompanying notes are an integral part of these financial statements.

                                                 ASIA4SALE.COM, INC.
                                            (A Development Stage Company)
                                        Statements of Operations (Unaudited)

                                                                                                     From Inception
                                                                    For the Three                      on July 9,
                                                                    Months Ended                      1999 Through
                                                                      March 31,                        March 31,
                                                      ------------------------------------------
                                                            2005                   2004                   2005
                                                      ------------------    --------------------   -------------------

REVENUES                                              $               -     $                 -    $                -
                                                      --- --------------    --- ----------------   --- ---------------

EXPENSES

     General and administrative                                  23,321                   7,460               735,519
     Depreciation                                                 2,110                       -                63,576
                                                      --- --------------    --- ----------------   --- ---------------

        Total Expenses                                           25,431                   7,460               799,095
                                                      --- --------------    --- ----------------   --- ---------------

OTHER INCOME

        Income from sale of investments                               -                  54,320                65,084
        Income (loss) from equity investments                  (85,240)                       -               397,733
        Interest income                                               -                       -               24,511
                                                      --- --------------    --- ----------------   --- ---------------

        Total Other Income                                     (85,240)                  54,320               487,328
                                                      --- --------------    --- ----------------   --- ---------------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS                                                 (110,671)                  46,860             (311,767)
                                                      --- --------------    --- ----------------   --- ---------------

INCOME (LOSS) FROM DISCONTINUED
   OPERATIONS                                                 (116,339)                (11,513)             (933,433)
                                                      --- --------------    --- ----------------   --- ---------------

NET INCOME (LOSS)                                     $       (227,010)     $            35,347    $      (1,245,200)
                                                      === ==============    === ================   === ===============

BASIC INCOME (LOSS) PER SHARE                         $          (0.01)     $              0.00
                                                      === ==============    === ================

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                       32,401,920              32,401,920
                                                      === ==============    === ================

                     The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)

                                                                                                          From Inception
                                                                          For the Three                     on July 9,
                                                                           Months Ended                    1999 Through
                                                                            March 31,                       March 31,
                                                              ---------------------------------------
                                                                    2005                  2004                 2005
                                                              ------------------    -----------------   -------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net profit (loss)                                        $       (227,010)     $         35,347    $      (1,245,200)

     Adjustments to reconcile net loss to
       net cash used by operating activities:
         Discontinued operations                                       (69,980)            (123,285)               747,114

         Depreciation expense                                             2,110                    -                63,576

         Gain on sale of investments                                          -                    -              (65,084)

         Gain on equity investment                                       85,240                    -             (397,154)
     Changes in operating assets and liabilities
         (Increase) decrease in receivables                             282,819             (30,275)              (45,358)
         Increase in accounts payable and
             accrued expenses                                          (73,243)             (17,920)               297,619
                                                              --- --------------    --- -------------   --- ---------------

             Net Cash Used by Operating Activities                         (64)            (136,133)             (644,487)
                                                              --- --------------    --- -------------   --- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Investment in subsidiaries                                           -                    -           (1,634,071)

         Sale of investments                                                  -              151,782                75,483
         Purchase of fixed assets                                       (1,940)              (8,500)              (78,347)
                                                              --- --------------    --- -------------   --- ---------------

             Net Cash Provided by (Used in) Investing
             Activities                                                 (1,940)              143,282           (1,636,935)
                                                              --- --------------    --- -------------   --- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued for cash                                         -                    -             2,280,558

         Capital contributed by shareholder                                   -                    -                 1,485
                                                              --- --------------    --- -------------   --- ---------------

             Net Cash Provided by Financing Activities                        -                    -             2,282,043
                                                              --- --------------    --- -------------   --- ---------------

         NET DECREASE IN CASH                                           (2,004)                7,149                   621

         CASH AT BEGINNING OF PERIOD                                      2,625                  187                     -
                                                              --- --------------    --- -------------   --- ---------------

         CASH AT END OF PERIOD                                $             621      $         7,336     $             621
                                                              === ==============    === =============   === ===============

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

During June of 2000, the Company acquired a 49% interest in WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of a British Virgin Island registered company, World Wide Auctioneers, Ltd., a company engaged in the operation of used heavy construction equipment auctions in Dubai, United Arab Emirates and other locations.

In August of 2003, World Wide Auctioneers, Inc., sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company, WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby WWA stock was issued directly to owners of World Wide Auctioneers, Inc., in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA.

The Company had no products or services as of March 31, 2005 and remains focused on consummating a merger with or acquisition of an operating entity.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to our filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

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

During June of 2000, the Company paid $970,000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby WWA stock was issued directly to owners of World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA which is accounted for using the equity method. WWA operates auctions of used, heavy construction equipment from Dubai, United Arab Emirates, and other locations.

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

Results of Operations

During the three month period ended March 31, 2005, the Company continued the search to identify a suitable business opportunity.

Net Losses

For the period from July 9, 1999 to March 31, 2005, the Company recorded an operating loss of $1,245,200. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

During the three month period ended March 31, 2005, the Company generated no revenue and recognized a net loss of $277,010. We expect to continue operating with a net loss through fiscal 2005 and we cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to March 31, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $621 and total assets of $1,338,721, with total liabilities of $302,078, as of March 31, 2005. The assets consisted primarily of investments totaling $1,318,329, related to our minority equity interest in WWA. Net stockholders equity in the Company was $1,036,643 at March 31, 2005.

Cash flow used in operating activities was $64 for the three month period ended March 31, 2005 as compared to cash flow used in operating activities of $136,133 for the three month period ended March 31, 2004. The decrease in cash flow used in operating activities over the comparative three month periods can be primarily attributed to a decrease in receivables.

Cash flow used in investing activities was $1,940 for the three month period ended March 31, 2005 as compared to cash flow provided by investing activities of $143,282 for the three month period ended March 31, 2004. The cash flow used in investing activities during the current period is attributable to the purchase of fixed assets. The cash flow provided by the period ended March 31, 2004, is attributable to the sale of shares of WWA.

Cash flow provided by financing activities was $0 for the three month periods ended March 31, 2005 and 2004.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004, included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America. The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,018,190 as of December 31, 2004, which increased to $1,245,200 as of March 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of March 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended March 31, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the quarter ended March 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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