Form 10QSB
period 2005-06-30
ASIA 4 SALE COM INC
filed 2006-01-31
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005.

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of June 30, 2005 was 32,401,920.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - June 30, 2005 (unaudited) and December 31, 2004	4
Statements of Operations - three and six months ended June 30, 2005 and 2004 and the period from inception on July 9, 1999 to June 30, 2005 (unaudited)	5
Statements of Cash Flows - six months ended June 30, 2005 and 2004 and the period from inception on July 9, 1999 to June 30, 2005 (unaudited)	6
Notes to Financial Statements	8

Item 2. Management's Plan of Operations	9
Item 3. Controls and Procedures	12
Part II. - Other Information
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	12
Item 6. Exhibits	13
Signatures	14
Exhibits	15

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

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS

                                                                            June 30,               December 31,
                                                                              2005                     2004
                                                                       --------------------    ---------------------
                                                                       --------------------    ---------------------
                                                                           (Unaudited)
CURRENT ASSETS
       Cash                                                            $             2,142     $              2,625
                                                                       --- ----------------    --- -----------------

              Total Current Assets                                                   2,142                    2,625
                                                                       --- ----------------    --- -----------------

FIXED ASSETS
       Equipment, Net                                                               12,661                   14,941
                                                                       --- ----------------    --- -----------------

              Total Fixed Assets                                                    12,661                   14,941
                                                                       --- ----------------    --- -----------------

OTHER ASSETS
       Other receivables                                                                 -                  282,819
       Equity investment                                                         1,657,231                1,403,619
       Deposit                                                                       4,950                    4,950
                                                                           ----------------    --- -----------------

              Total Other Assets                                                 1,662,181                1,691,388
                                                                       --- ----------------    --- -----------------

              TOTAL ASSETS                                             $         1,676,984     $          1,708,954
                                                                       === ================    === =================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

       Accounts payable and accrued expenses                           $           314,078     $            375,321
       Net liabilities from discontinued operations                                      -                   69,980
                                                                       --- ----------------    --- -----------------

              Total Current Liabilities                                            314,078                  445,301
                                                                       --- ----------------    --- -----------------

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock; 100,000,000 shares authorized,
        at $0.001 par value, 32,401,920 shares
        issued and outstanding                                                      32,402                   32,402
       Additional paid-in capital                                                2,250,641                2,250,641
       Deficit accumulated prior to the development stage                          (1,200)                  (1,200)
       Deficit accumulated during the development stage                          (918,937)              (1,018,190)
                                                                       --- ----------------    --- -----------------

              Total Stockholders' Equity (Deficit)                               1,362,906                1,263,653
                                                                       --- ----------------    --- -----------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
               EQUITY (DEFICIT)                                        $         1,676,984     $          1,708,954
                                                                       === ================    === =================
                    The accompanying notes are an integral part of these financial statements.

                                                                       ASIA4SALE.COM, INC.
                                                                  (A Development Stage Company)
                                                              Statements of Operations (Unaudited)
                                                                                                                                                 From Inception
                                                                                                                                                   on July 9,
                                                         For the three Months Ended                       For the Six Months Ended                1999 Through
                                                                  June 30,                                        June 30,                          June 30,
                                                ----------------------------------------------    -----------------------------------------
                                                                                                  -------------------    ------------------
                                                        2005                     2004                    2005                  2004                   2005
                                                ----------------------    --------------------    -------------------    ------------------    -------------------

REVENUES                                        $                   -     $                 -     $                      $                    $                -
                                                --- ------------------    --- ----------------    --- ---------------    ------------------    --- ---------------

EXPENSES
     General and administrative                                10,479                      38                 33,800                 7,498                745,998
     Depreciation                                               2,110                       -                 4,220                      -                65,686
                                                --- ------------------    --- ----------------    --- ---------------    -- ---------------    --- ---------------
        Total Expenses                                         12,589                      38                38,020                  7,498               811,684
                                                --- ------------------    --- ----------------    --- ---------------    -- ---------------    --- ---------------

OTHER INCOME
     Gain on sale of investments                                    -                       -                      -                54,320                 65,084
     Gain on equity investment                                338,852                       -                253,612                     -                736,585
     Interest income                                               -                        -                      -                     -                24,511
                                                --- ------------------    --- ----------------    --- ---------------    -- ---------------    --- ---------------
        Total Other Income                                    338,852                       -                253,612                54,320               826,180
                                                --- ------------------    --- ----------------    --- ---------------    -- ---------------    --- ---------------

INCOME (LOSS) FROM
 CONTINUING OPERATIONS                                        326,263                    (38)                215,592                46,822                14,496
                                                --- ------------------    --- ----------------    --- ---------------    -- ---------------    --- ---------------

LOSS FROM DISCONTINUED
 OPERATIONS                                                         -                (18,669)              (116,339)              (30,182)             (933,433)
                                                --- ------------------    --- ----------------    --- ---------------    -- ---------------    --- ---------------

NET INCOME (LOSS)                               $             326,263     $          (18,707)                 99,253                16,640     $        (918,937)
                                                === ==================    === ================    === ===============    == ===============    === ===============

BASIC INCOME (LOSS) PER SHARE                   $                0.01     $            (0.00)                   0.00                 0.00
                                                === ==================    === ================    === ===============    == ===============

WEIGHTED AVERAGE NUMBER
   OF SHARES OUTSTANDING                                   32,401,920              32,401,920             32,401,920           32,401,920
                                                === ==================    === ================    === ===============    == ===============
                     The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)

                                                                                                         From Inception
                                                                           For the Six                     on July 9,
                                                                          Months Ended                    1999 Through
                                                                            June 30,                        June 30,
                                                               ------------------------------------
                                                                    2005                2004                  2005
                                                               ----------------    ----------------    --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                        $        99,253     $        16,640     $         (918,937)

      Adjustments to reconcile net loss to
       net cash used by operating activities:
        Discountinued operations                                      (69,980)           (109,439)                 747,114
        Depreciation expense                                             4,220                   -                  65,686
        Income from sale of investments                                      -                   -                (65,084)
        Income from equity investment                                (253,612)                   -               (736,585)
      Changes in operating assets and liabilities
        (Increase) decrease in receivables                             282,819            (30,275)                (45,358)
        Increase  (decrease) in accounts payable and
         accrued expenses                                            (61,243)                (294)                 310,198
                                                               --- ------------    --- ------------    --- ----------------

            Net Cash Provided by (Used in) Operating
            Activities                                                   1,457           (123,368)               (642,966)
                                                               --- ------------    --- ------------    --- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Sale of investments                                                  -             151,782                  75,483
        Investment in subsidiaries                                           -                   -             (1,634,071)
        Purchase of fixed assets                                      (1,940)              (8,500)                (78,347)
                                                               --- ------------    --- ------------    --- ----------------
                                                                                                                         -
            Net Cash Provided by (Used in) Investing
            Activities                                                 (1,940)             143,282             (1,636,935)
                                                               --- ------------    --- ------------    --- ----------------

CASH FLOWS FROM FINIANCING ACTIVITIES
        Common stock issued for cash                                         -                   -               2,280,558
        Capital contributed by shareholder                                   -                   -                   1,485
                                                               --- ------------    --- ------------    --- ----------------

            Net Cash Provided by Financing Activities                        -                   -               2,282,043
                                                               --- ------------    --- ------------    --- ----------------

        NET DECREASE IN CASH                                             (483)              19,914                   2,142

        CASH AT BEGINNING OF PERIOD                                     2,625                  187                       -
                                                               --- ------------    --- ------------    --- ----------------

        CASH AT END OF PERIOD                                  $         2,142     $        20,101     $             2,142
                                                               === ============    === ============    === ================

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

The Company had no products or services as of June 30, 2005, and remains focused on consummating a merger with or acquisition of an operating entity.

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

Results of Operations

During the six months ended June 30, 2005, the Company continued the search to identify a suitable business opportunity.

Net Losses

For the period from July 9, 1999 to June 30, 2005, the Company recorded an operating loss of $918,937. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

During the six month period ended June 30, 2005, we did not realize any revenues from operations though we did recognize a gain in the form of a “Gain on equity investments” of $338,852, in connection with the Company’s minority interest in WWA. The Company expects to operate at a loss through fiscal 2005 and we cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to June 30, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $2,142 and total assets of $1,676,984 with total liabilities of $314,078 as of June 30, 2005. The assets consisted primarily of investments totaling $1,657,231 related to our minority interest in WWA. Net stockholders equity in the Company was $1,362,906 at June 30, 2005.

Cash flow provided by operating activities was $1,457 for the six month period ended June 30, 2005 as compared to cash flow used in operating activities of $123,368 for the six month period ended June 30, 2004. The increase in cash flow provided by operating activities can be attributed to an increase in net income and a decrease in cash flows used in discontinued operations over the comparative six month periods.

Cash flow used in investing activities was $1,940 for the six month period ended June 30, 2005 as compared to cash flow provided by investing activities of $143,282 for the six month period ended June 30, 2004. The cash flow used in the current period is attributable to the purchase of fixed assets. The cash flow provided by investing activities in the previous period is attributable to the sale of shares of WWA to private investors.

Cash flow provided by financing activities was $0 for the six month periods ended June 30, 2005, and June 30, 2004.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,018,190 as of December 31, 2004, which decreased to $918,937 as of June 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of June 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended June 30, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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