Form 10QSB
period 2005-09-30
ASIA 4 SALE COM INC
filed 2006-01-31
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005 .

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

Yes     X              No

The number of outstanding shares of the registrant's common stock, $0.001 par value (the only class of voting stock), as of September 30, 2005 was 32,401,920.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - September 30, 2005 (unaudited) and December 31, 2004	4
Statements of Operations - three and nine months ended September 30, 2005 and 2004 and the period from inception on July 9, 1999 to September 30, 2005 (unaudited)	5
Statements of Cash Flows - nine months ended September 30, 2005 and 2004 and the period from inception on July 9, 1999 to September 30, 2005 (unaudited)	6
Notes to Financial Statements	8

Item 2. Management's Plan of Operations	9
Item 3. Controls and Procedures	12
Part II. - Other Information
Item 1. Legal Proceedings	13
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3. Defaults Upon Senior Securities	13
Item 4. Submission of Matters to a Vote of Security Holders	13
Item 5. Other Information	12
Item 6. Exhibits	13
Signatures	14
Exhibits	15

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

                                              ASIA4SALE.COM, INC.
                                         (A Development Stage Company)
                                                 Balance Sheets

                                                     ASSETS

                                                                         September 30,          December 31,
                                                                             2005                   2004
                                                                       ------------------    --------------------
                                                                       ------------------    --------------------
                                                                          (Unaudited)
CURRENT ASSETS
       Cash                                                            $           6,487     $             2,625
                                                                       --- --------------    --- ----------------

          Total Current Assets                                                     6,487                   2,625
                                                                       --- --------------    --- ----------------

FIXED ASSETS

       Equipment, Net                                                             10,551                  14,941
                                                                       --- --------------    --- ----------------

          Total Fixed Assets                                                      10,551                  14,941
                                                                       --- --------------    --- ----------------

OTHER ASSETS

       Other receivables                                                               -                 282,819
       Equity investment                                                       1,733,277               1,403,619

       Net assets of discontinued operations                                           -                       -

       Deposit                                                                     4,950                   4,950

                                                                           --------------    --- ----------------

          Total Other Assets                                                   1,738,227               1,691,388
                                                                       --- --------------    --- ----------------

          TOTAL ASSETS                                                 $      1,755,265      $         1,708,954
                                                                       === ==============    === ================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

       Accounts payable and accrued expenses                           $         336,078     $           375,321

       Net liabilities from discontinued operations                                    -                  69,980
                                                                       --- --------------    --- ----------------

          Total Current Liabilities                                              336,078                 445,301
                                                                       --- --------------    --- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
       Common stock; 100,000,000 shares authorized,
         at $0.001 par value, 32,401,920 shares
         issued and outstanding                                                   32,402                  32,402
       Additional paid-in capital                                              2,250,641               2,250,641
       Deficit accumulated prior to the development stage                        (1,200)                 (1,200)
       Deficit accumulated during the development stage                        (862,656)             (1,018,190)
                                                                       --- --------------    --- ----------------

          Total Stockholders' Equity (Deficit)                                 1,419,187               1,263,653
                                                                       --- --------------    --- ----------------

          TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                                           $       1,755,265      $        1,708,954
                                                                       === ==============    === ================

                    The accompanying notes are an integral part of these financial statements.

                                                                      ASIA4SALE.COM, INC.
                                                                 (A Development Stage Company)
                                                             Statements of Operations (Unaudited)
                                                                                                                                               From Inception
                                                                                                                                                 on July 9,
                                                         For the three Months Ended                    For the Nine Months Ended                1999 Through
                                                               September 30,                                 September 30,                     September 30,
                                                 -------------------------------------------    -----------------------------------------
                                                                                                -------------------    ------------------
                                                        2005                   2004                    2005                  2004                   2005
                                                 --------------------   --------------------    -------------------    ------------------    -------------------

REVENUES                                         $                  -    $                 -     $                -     $               -     $                -
                                                 --- ----------------   --- ----------------    -- ----------------    --- --------------    -- ----------------

EXPENSES

     General and administrative                                17,655                    363                 51,455                 7,861                763,653
     Depreciation                                              2,110                       -                  6,330                                       67,796
                                                 --- ----------------   --- ----------------    -- ----------------    --- --------------    -- ----------------

        Total Expenses                                         19,765                    363                 57,785                 7,861                831,449
                                                 --- ----------------   --- ----------------    -- ----------------    --- --------------    -- ----------------

OTHER INCOME

     Gain on sale of investments                                    -                      -                      -                54,320                 65,084
     Gain on equity investment                                 76,046                      -                329,658                     -                812,631
     Interest income                                                -                      -                      -                     -                 24,511
                                                 --- ----------------   --- ----------------    -- ----------------    --- --------------    -- ----------------

        Total Other Income                                     76,046                      -                329,658                54,320                902,226
                                                 --- ----------------   --- ----------------    -- ----------------    --- --------------    -- ----------------

INCOME (LOSS) FROM
 CONTINUING OPERATIONS                                         56,281                  (363)                271,873                46,459                 70,777
                                                 --- ----------------   --- ----------------    -- ----------------    --- --------------    -- ----------------

INCOME (LOSS) FROM
 DISCOUNTINUED OPERATIONS                                           -                  9,326              (116,339)              (20,856)              (933,433)
                                                 --- ----------------   --- ----------------    -- ----------------    --- --------------    -- ----------------

NET INCOME ( LOSS)                               $             56,281    $             8,963     $          155,534     $          25,603     $        (862,656)
                                                 === ================   === ================    == ================    === ==============    == ================

BASIC LOSS PER SHARE                             $              0.00    $               0.00     $             0.00     $            0.00
                                                 === ================   === ================    == ================    === ==============

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                      32,401,920             32,401,920             32,401,920            32,401,920
                                                 === ================   === ================    == ================    === ==============
                     The accompanying notes are an integral part of these financial statements.

                                                 ASIA4SALE.COM, INC.
                                             (A Development Stage Company)
                                          Statements of Cash Flows (Unaudited)

                                                                                                        From Inception
                                                                         For the Nine                     on July 9,
                                                                         Months Ended                    1999 Through
                                                                        September 30,                   September 30,
                                                             -------------------------------------
                                                                  2005                 2004                  2005
                                                             ----------------    -----------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                       $       155,534     $         25,603     $        (862,656)

     Adjustments to reconcile net loss to
      net cash used by operating activities:
        Discontinued operations                                     (69,980)            (128,765)                747,114
        Depreciation expense                                           6,330                    -                 67,796
        Income from sale of investments                                    -                    -               (65,084)
        Income from equity investment                              (329,658)                    -              (812,631)

     Changes in operating assets and liabilities
        (Increase) decrease in receivables                           282,819             (30,275)               (45,358)
        Increase (decrease) in accounts payable
         and accrued expenses                                       (39,243)              (6,268)                332,198
                                                             --- ------------    --- -------------    --- ---------------

            Net Cash Provided by (Used by) Operating
            Activities                                                 5,802            (139,705)              (638,621)
                                                             --- ------------    --- -------------    --- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
        Sale of investments                                                -              151,782                 75,483
        Investment in subsidiaries                                         -                    -            (1,634,071)
        Purchase of fixed assets                                    (1,940)               (8,500)               (78,347)
                                                             --- ------------    --- -------------    --- ---------------
                                                                                                                       -
            Net Cash Provided by (Used by) Investing
            Activities                                               (1,940)              143,282            (1,636,935)
                                                             --- ------------    --- -------------    --- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
        Common stock issued for cash                                       -                    -              2,280,558
        Capital contributed by shareholder                                 -                    -                  1,485
                                                             --- ------------    --- -------------    --- ---------------

            Net Cash Provided by Financing Activities                      -                    -              2,282,043
                                                             --- ------------    --- -------------    --- ---------------

        NET INCREASE ( DECREASE) IN CASH                               3,862                3,577                  6,487

        CASH AT BEGINNING OF PERIOD                                   2,625                   187                      -
                                                             --- ------------    --- -------------    --- ---------------

        CASH AT END OF PERIOD                                $         6,487     $          3,764     $            6,487
                                                             === ============    === =============    === ===============

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

The Company had no products or services as of September 30, 2005 and remains focused on consummating a merger with or acquisition of an operating entity.

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

Results of Operations

During the nine months ended September 30, 2005, the Company continued the search to identify a suitable business opportunity.

Net Losses

For the period from July 9, 1999 to September 30, 2005, the Company recorded a net loss of $862,656 which is attributable to losses from the discontinuation of business operations and to general and administrative expenses from continuing operations. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

During the nine month period ended September 30, 2005, we did not realize any revenues from operations though we did recognize a net income as a result of the “Gain on equity investment” of $329,658 in connection with our minority equity interest in WWA. The Company may continue realizing a net income through fiscal 2005 but we cannot determine whether we will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to September 30, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $6,487 and total assets of $1,755,265, with total liabilities of $336,078, as of September 30, 2005. The assets consisted primarily of investments totaling $1,733,277 related to our minority interest in WWA. Net stockholders’ equity in the Company was $1,419,187 at September 30, 2005.

Cash flow provided by operating activities was $5,802 for the nine month period ended September 30, 2005, as compared to cash flow used in operating activities of $139,705 for the nine month period ended September 30, 2004. The cash flow provided by operating activities in the current nine month period can be primarily attributed both to an increase in net income and to changes in operating assets and liabilities.

Cash flow used in investing activities was $1,940 for the nine month period ended September 30, 2005, as compared to cash flow provided by investing activities of $143,282 for the nine month period ended September 30, 2004. The cash flow used in investing activities during the current period is attributable to the purchase of fixed assets.

Cash flow provided from financing activities was $0 for the nine month periods ended September 30, 2005 and September 30, 2004.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,018,190 as of December 31, 2004, which decreased to $862,656 as of September 30, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of September 30, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended September 30, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the quarter ended September 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: January 31, 2006

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