Form 10QSB/A
period 2001-03-31
ASIA 4 SALE COM INC
filed 2006-02-27
CIK 1096298

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we” and “us” refer to Asia4Sale.com, Inc. The accompanying balance sheets of the Company, at March 31, 2001 and December 31, 2000, and related statements of operations and cash flows for the three months ended March 31, 2001 and 2000 and the period from inception of the development stage on July 9, 1999 through March 31, 2001, have been prepared by management in conformity with United States generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the period ended March 31, 2001, are not necessarily indicative of the results that can be expected for the fiscal year ending December 31, 2000.

                                                ASIA4SALE.COM, LTD.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                         ASSETS

                                                                                  March 31,             December 31,
                                                                                     2001                   2000
                                                                                 (Unaudited)
CURRENT ASSETS
     Cash                                                                     $            9,179     $            17,234
     Prepaid Expenses                                                                                              1,321
                                                                                               -

                    Total Current Assets                                                   9,179                  18,555

FIXED ASSETS
     Equipment, Net                                                                       39,915                  39,915

                    Total Fixed Assets                                                    39,915                  39,915

OTHER ASSETS
     Deposits                                                                              3,450                   4,240
     Investments                                                                         970,000                 970,000

                    Total Other Assets                                                   973,450                 974,240

                    TOTAL ASSETS                                              $        1,022,544     $         1,032,710

                                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Accounts payable and accrued expenses                                    $            6,317     $            66,084
     Notes payable                                                                        65,000
                                                                                                                       -

                    Total Current Liabilities                                             71,317                  66,084

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; 100,000,000 shares authorized,
       at $0.001 par value,  28,312,652 and 21,600,000
       shares issued and outstanding, respectively                                        28,313                  21,600
     Additional paid-in capital                                                        2,094,574               1,980,885
     Deficit accumulated prior to the development stage                                  (1,200)                 (1,200)
     Deficit accumulated during the development stage                                (1,170,460)             (1,034,659)

                    Total Stockholders' Equity (Deficit)                                 951,227                 966,626

                    TOTAL LIABILITIES AND STOCKHOLDERS'
                      EQUITY (DEFICIT)                                        $        1,022,544     $         1,032,710

                    The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, LTD.
                                           (A Development Stage Company)
                                        Statements of Operations (Uaudited)
                                                                                                        From Inception
                                                            For the Three                                 on July 9,
                                                             Months Ended                                1999 Through
                                                              March 31,                                   March 31,
                                                                2001                   2000                  2001

REVENUES                                                  $               -      $               -    $                -

EXPENSES

       General and administrative                                    20,409                  9,726               402,254
       Depreciation                                                       -                      -                10,461

             Total Expenses                                          20,409                  9,726               412,715

OTHER INCOME

       Interest income                                                   25                  2,298                21,743

             Total Other Income                                          25                  2,298                21,743

LOSS FROM CONTINUING OPERATIONS                                    (20,384)                (7,428)             (398,972)

LOSS FROM DISCONTINUED OPERATIONS                                 (115,417)               (75,915)             (779,488)

NET LOSS                                                  $       (135,801)     $         (83,343)    $      (1,170,460)

BASIC LOSS PER SHARE                                      $          (0.01)     $           (0.01)

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                           24,956,326              7,590,950

                       The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, LTD.
                                           (A Development Stage Company)
                                       Statements of Cash Flows (Unaudited)
                                                                                                          From Inception
                                                                            For the Three                   on July 9,
                                                                            Months Ended                   1999 Through
                                                                              March 31,                      March 31,
                                                                       2001                2000                2001
CASH FLOWS FROM OPERATING ACTIVITIES

      Net loss                                                   $  (135,801)         $     (83,343)     $     (1,170,460)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
         Discontinued operations                                            -                 75,915               664,071
         Depreciation expense                                               -                      -                10,461
      Changes in operating assets and liabilities
         Increase in deposits                                             790                (3,450)               (3,450)
         Increase in prepaid expenses                                   1,321                (5,280)                     -
         Increase in accounts payable                               (59,767)                  2,118                 6,117

                Net Cash Used by Operating Activities               (193,457)               (14,040)             (493,261)

CASH FLOWS FROM INVESTING ACTIVITIES

         Investment in subsidiaries                                         -                      -           (1,634,071)
         Purchase of fixed assets                                           -                (6,685)              (50,376)

                Net Cash Used by Investing Activities                       -                (6,685)           (1,684,447)

CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued for cash                                 120,402              1,230,000             2,120,402
         Capital contributed by shareholder                                 -                      -                 1,485
         Cash received on notes payable                                65,000                 20,000                65,000

                Net Cash Provided by Financing Activities             185,402              1,250,000             2,186,887

         NET DECREASE IN CASH                                         (8,055)              1,229,275                 9,179
         CASH AT BEGINNING OF PERIOD                                   17,234                      -                     -
         CASH AT END OF PERIOD                                   $      9,179         $    1,229,275     $           9,179

SUPPLIMENTAL DISCLOSURES OF
      CASH FLOW INFORMATION
      CASH PAID FOR:
         Interest                                                $          -         $            -     $               -
         Income Taxes                                            $          -         $            -     $               -

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

Results of Operations

During the three month period ended March 31, 2001, the Company continued the search to identify a suitable business opportunity and initiated a private placement to fund operations. The Company completed a private placement of 6,712,652 shares of common stock for gross proceeds of $120,402, a price of approximately $0.02 per share, to fund ongoing operations. We do not expect to realize revenues in the form of a dividend as the result of our minority interest in WWA World Wide Auctioneers, Inc.

Net Losses

For the period from July 9, 1999 to March 31, 2001, the Company recorded a net loss of $1,170,460. The Company’s losses were attributable to general and administrative expenses from continuing operations which included accounting expenses, professional fees, consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934. The net losses also included $779,488 from discontinued operations.

The Company expects to continue to operate at a loss through fiscal 2001 and cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 to March 31, 2001.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $9,179 and total assets of $1,220,544 with total liabilities of $71,317 as of March 31, 2001 The total assets consist primarily of investments of $970,000 related to our minority interest in WWA World Wide Auctioneers, Inc. Net stockholders equity in the Company was $951,227 at March 31, 2001.

Cash flow used in operating activities was $193,457 for the three month period ended March 31, 2001 as compared to cash flow used in operating activities of $14,040 for the three month period ended March 31, 2000. The increase in cash flows used in operating activities in the current period was due in large part to a reduction to $0 of the amount attributed to discontinued operations in the prior three month period, and to an increase in net losses.

Cash flow provided from investing activities was $0 for the three month period ended March 31, 2001 as compared to cash flow used in investing activities of $6,685 for the three month period ended March 31, 2000.

Cash flow provided from financing activities was $185,402 for the three month period ended March 31, 2001 as compared to cash flow provided from financing activities of $1,250,000 for the three month period ended March 31, 2000. Funds realized from financing activities in the current three month period were from the sale of common equity in the amount of $120,402 and cash received on notes payable of $65,000.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit during the development stage of $1,034,659 as of December 31, 2000, which increased to $1,170,460 as of March 31, 2001. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

14

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 15 of this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia4Sale.com, Inc.

Date: February 24, 2006

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