Form 10QSB/A
period 2001-06-30
ASIA 4 SALE COM INC
filed 2006-02-27
CIK 1096298

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

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS

                                                                           June 30,                December 31,
                                                                             2001                      2000
                                                                         (Unaudited)
CURRENT ASSETS

      Cash                                                           $              1,013      $              17,234
      Prepaid expenses                                                                252                      1,321

               Total Current Assets                                                 1.265                    18,555

FIXED ASSETS

      Equipment, Net                                                               39,915                    39,915

               Total Fixed Assets                                                  39,915                    39,915

OTHER ASSETS
      Deposits                                                                      3,450                     4,240

      Investments                                                                 970,000                   970,000

               Total Other Assets                                                 973,450                   974,240

               TOTAL ASSETS                                          $          1,014,630      $          1,032,710

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
        issued and outstanding, respectively                                       28,451                    21,600
      Additional paid-in capital                                                2,096,925                 1,980,885
      Deficit accumulated prior to the development stage                          (1,200)                   (1,200)
      Deficit accumulated during the development stage                        (1,187,713)               (1,034,659)

               Total Stockholders' Equity (Deficit)                               936,463                   966,626

               TOTAL LIABILITIES AND STOCKHOLDERS'
                 EQUITY (DEFICIT)                                    $          1,014,630      $
                                                                                                          1,032,710

                    The accompanying notes are an integral part of these financial statements.

                                                                      ASIA4SALE.COM, INC.
                                                                 (A Development Stage Company)
                                                              Statements of Operations (Unaudited)
                                                                                                                                            From Inception
                                                                                                                                              on July 9,
                                                     For the Three Months Ended              For the Six Months Ended                        1999 Through
                                                   June 30,                June 30               June 30,                June 30               June 30,
                                                     2001                   2000                   2001                   2000                   2001

    REVENUES                                  $                -      $               -      $               -      $               -     $                -

    EXPENSES

         General and administrative                       18,263                 69,534                 38,672                 79,260                428,517
         Depreciation                                          -                      -                      -                      -                 10,461

             Total Expenses                               18,263                 69,534                 38,672                 79,260                430,978

    OTHER INCOME

         Interest income                                   1,010                 16,363                  1,035                 18,661                 22,753

             Total Other Income                            1,010                 16,363                  1,035                 18,661                 22,753

    LOSS FROM CONTINUING
      OPERATIONS                                        (17,253)               (53,171)               (37,637)               (60,599)              (408,225)

    LOSS FROM DISCONTINUED
      OPERATIONS                                               -              (216,243)              (115,417)              (292,158)              (779,488)

    NET LOSS                                  $         (17,253)     $        (269,414)              (153,054)              (352,757)     $      (1,187,713)

    BASIC LOSS PER SHARE                      $           (0.00)     $           (0.03)     $           (0.00)     $           (0.03)

    WEIGHTED AVERAGE NUMBER
      OF SHARES OUTSTANDING                           28,382,036             10,642,140             26,669,181              5,881,140

                    The accompanying notes are an integral part of these financial statements.

                                                   ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)

                                                                                                          From Inception
                                                             For the Six          For the Six               on July 9,
                                                            Months Ended          Months Ended             1999 Through
                                                              June 30,              June 30                  June 30,
                                                                2001                   2000                    2001

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                             $       (153,054)     $         (352,757)     $      (1,187,713)

     Adjustments to reconcile net loss to net cash used
       by operating activities:
         Discontinued operations                                          -               (175,738)                664,071
         Depreciation expense                                             -                       -                 10,461
     Changes in operating assets and liabilities
         Increase in deposits                                           790                 (4,240)                (3,450)
         Increase in prepaid expenses                                 1,069                 (3,963)                  (252)
         Increase in accounts payable                                12,083                   5,619                 77,967

             Net Cash Used by Operating Activities                (139,112)               (531,079)              (438,916)

CASH FLOWS FROM INVESTING ACTIVITIES

         Investment in subsidiaries                                       -               (970,000)            (1,634,071)
         Purchase of fixed assets                                         -                (16,646)               (50,376)

             Net Cash Used by Investing Activities                        -               (986,646)            (1,684,447)

CASH FLOWS FROM FINANCING ACTIVITIES

         Common stock issued for cash                               122,891               1,905,700              2,122,891
         Capital contributed by shareholder                               -                       -                  1,485
         Net cash received on notes payable                               -                  20,000                      -

             Net Cash Provided by Financing Activities              122,891               1,925,700              2,124,376

         NET DECREASE IN CASH                                      (16,221)                 407,975                  1,013

         CASH AT BEGINNING OF PERIOD                                 17,234                       -                      -

         CASH AT END OF PERIOD                            $           1,013     $           407,975     $            1,013

SUPPLIMENTAL DISCLOSURES OF
     CASH FLOW INFORMATION
     CASH PAID FOR:
         Interest                                         $               -     $                 -     $                -
         Income Taxes                                     $               -     $                 -     $                -

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

Results of Operations

During the six month period ended June 30, 2001, the Company continued the search to identify a suitable business opportunity and initiated a private placement to fund operations. The Company completed a private placement of 6,851,419 shares of common stock for gross proceeds of $122,891 at a price of approximately $0.02 per share to fund ongoing operations. We do not expect to realize revenues in the form of a dividend as the result of our minority interest in WWA World Wide Auctioneers, Inc.

Net Losses

For the period from July 9, 1999 to June 30, 2001, the Company recorded a net loss of $1,187,713. The Company’s losses are primarily attributable to the discontinuation of our Asia4Sale.com, Ltd., and the B2B and B2C businesses (totaling $779,488), and to general and administrative expenses from continuing operations. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue to operate at a loss through fiscal 2001 and cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 to June 30, 2001.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $1,265 and total assets of $1,014,630 with total liabilities of $78,167 as of June 30, 2001. These assets consisted primarily of investments totaling $970,000 related to our minority interest in WWA World Wide Auctioneers, Inc. Net stockholders equity in the Company was $936,463 at June 30, 2001.

Cash flow used in operating activities was $139,112 for the six month period ended June 30, 2001 as compared to cash flow used in operating activities of $531,079 for the six month period ended June 30, 2000. The decrease in cash flow used in operating activities over the comparative six month periods can be primarily attributed to a reduction of net losses and an elimination of the amount attributed to discontinued operations in the current period.

Cash flow provided from investing activities was $0 for the three month period ended June 30, 2001 as compared to cash flow used in investing activities of $986,646 for the three month period ended June 30, 2000.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,034,659 as of December 31, 2000, which had increased to $1,187,713 as of June 30, 2001. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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