Form 10QSB/A
period 2001-09-30
ASIA 4 SALE COM INC
filed 2006-02-27
CIK 1096298

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

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheets

                                                       ASSETS

                                                                            September 30,           December 31,
                                                                                2001                    2000
                                                                         --------------------    --------------------
                                                                         --------------------    --------------------
                                                                             (Unaudited)
CURRENT ASSETS
     Cash                                                                $              2,300     $            17,234
     Prepaid expenses                                                                     168                   1,321
                                                                         ---- ---------------    --- ----------------

              Total Current Assets                                                      2,468                  18,555
                                                                         ---- ---------------    --- ----------------

FIXED ASSETS
     Equipment, Net                                                                    39,915                  39,915
                                                                         ---- ---------------    --- ----------------

              Total Fixed Assets                                                       39,915                  39,915
                                                                         ---- ---------------    --- ----------------

OTHER ASSETS
     Deposits                                                                           3,450                   4,240
     Investments                                                                      970,000                 970,000
                                                                         ---- ---------------
                                                                         ---- ---------------    --- ----------------

              Total Other Assets                                                      973,450                 974,240
                                                                         ---- ---------------    --- ----------------

              TOTAL ASSETS                                               $          1,013,833     $         1,032,710
                                                                         ==== ===============    === ================

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES
     Accounts payable and accrued expenses                               $             82,609     $            66,084
                                                                         ---- ---------------    --- ----------------

              Total Current Liabilities                                                82,609                  66,084
                                                                         ---- ---------------    --- ----------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Common stock; 100,000,000 shares authorized,
       at $0.001 par value,  28,858,547 and 21,600,000 shares
       Issued and outstanding, respectively                                            28,859                  21,600
     Additional paid-in capital                                                     2,132,518               1,980,885
     Deficit accumulated prior to the development stage                               (1,200)                 (1,200)
     Deficit accumulated during the development stage                             (1,226,953)             (1,034,659)
                                                                         ---- ---------------    --- ----------------

              Total Stockholders' Equity (Deficit)                                    933,224                 966,626
                                                                         ---- ---------------    --- ----------------

              TOTAL LIABILITIES AND STOCKHOLDERS'
                EQUITY (DEFICIT)                                         $          1,015,833     $         1,032,710
                                                                         ==== ===============    === ================

                    The accompanying notes are an integral part of these financial statements.

                                                                         ASIA4SALE.COM, INC.
                                                                    (A Development Stage Company)
                                                                 Statements of Operations (Unaudited)
                                                                                                                                                     From Inception
                                                                                                                                                       on July 9,
                                                                For the Three Months Ended                   For the Nine Months Ended                1999 Through
                                                                       September 30,                               September 30,                     September 30,
                                                           --------------------------------------    ------------------------------------------
                                                                                                     ------------------   ---------------------
                                                                2001                 2000                  2001                   2000                    2001
                                                           ---------------    -------------------    ------------------   ---------------------   ---------------------

                                                                                                      $                    $

REVENUES                                                   $            -      $               -                     -                        -    $                  -
                                                           --- -----------    --- ---------------    ------------------   ---------------------   --- -----------------

EXPENSES
     General and administrative                                    41,255                242,220                79,927                  321,480                 461,772
     Depreciation                                                       -                      -                     -                        -                  10,461
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

        Total Expenses                                             41,255                242,220                79,927                  321,480                 472,233
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

OTHER INCOME
     Interest income                                                2,015                  2,974                 3,050                   21,635                  24,768
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

        Total Other Income                                          2,015                  2,974                 3,050                   21,635                  24,768
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

LOSS FROM CONTINUING OPERATIONS                                  (39,240)              (239,246)              (76,877)                (299,845)               (447,465)
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

LOSS FROM DISCONTINUED OPERATIONS                                       -              (204,873)            (115,417)                 (497,031)               (779,408)
                                                           --- -----------    --- ---------------    --- --------------   ---- ----------------   --- -----------------

NET LOSS                                                   $     (39,240)     $        (444,119)     $      (192,294)    $            (796,876)    $        (1,226,953)
                                                           === ===========    === ===============    === ==============   ==== ================   === =================

BASIC LOSS PER SHARE                                       $       (0.00)     $           (0.03)     $         (0.01)    $               (0.07)
                                                           === ===========    === ===============    === ==============   ==== ================

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                                   28,654,983             15,716,044            27,268,135               10,932,614
                                                           ===============    === ===============    ==================   ==== ================
                    The accompanying notes are an integral part of these financial statements.

                                                    ASIA4SALE.COM, INC.
                                               (A Development Stage Company)
                                            Statements of Cash Flows (Unaudited)
                                                                                                            From Inception
                                                                           For the Nine                       on July 9,
                                                                           Months Ended                      1999 Through
                                                                           September 30,                    September 30,
                                                              ----------------------------------------
                                                                    2001                  2000                   2001
                                                              -----------------    -------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $      (192,294)     $        (796,876)     $      (1,226,953)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
          Discontinued operations                                            -               (64,150)                664,071
          Depreciation                                                       -                      -                 10,461
      Changes in operating assets and liabilities
          Increase in deposits                                             790                (4,240)                (3,450)
          Increase in prepaid expenses                                   1,153                (2,643)                  (168)
          Increase in accounts payable                                  16,525                  2,739                 82,409
                                                              --- -------------    --- ---------------    --- ---------------

             Net Cash Used by Operating Activities                   (173,026)              (865,170)              (473,630)
                                                              --- -------------    --- ---------------    --- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
          Purchase of fixed assets                                           -               (44,376)               (50,376)
          Change in investments                                              -              (970,000)            (1,634,071)
                                                              --- -------------    --- ---------------    --- ---------------

             Net Cash Used by Investing Activities                           -            (1,014,376)            (1,684,447)
                                                              --- -------------    --- ---------------    --- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
          Common stock issued for cash                                 158,892              1,942,185              2,158,892
          Capital contributed by shareholder                                 -                      -                  1,485
          Cash received on notes payable                                     -                 20,000                      -
                                                              --- -------------    --- ---------------    --- ---------------

             Net Cash Provided by Financing Activities                 158,892              1,962,185              2,160,377
                                                              --- -------------    --- ---------------    --- ---------------

          NET DECREASE IN CASH                                        (14,934)                 82,639                  2,300

          CASH AT BEGINNING OF PERIOD                                   17,234                      -                      -
                                                              --- -------------    --- ---------------    --- ---------------

          CASH AT END OF PERIOD                               $          2,300     $           82,639     $            2,300
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

The Company had no products or services as of September 30, 2001 and remains focused on consummating a merger with or acquisition of an operating entity.

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

Results of Operations

During the nine month period ended September 30, 2001, the Company continued the search to identify a suitable business opportunity and initiated a private placement to fund operations. The Company completed a private placement of 7,258,547 shares of common stock for gross proceeds of $158,892 at a price of approximately $0.02 per share to fund ongoing operations. We do not expect to realize revenues in the form of a dividend as the result of our minority interest in WWA World Wide Auctioneers, Inc.

Net Losses

For the period from July 9, 1999 to September 30, 2001, the Company recorded an operating loss of $1,226,953. The Company’s operating losses are primarily attributable to the discontinuation of our Asia4Sale.com, Ltd., B2B and B2C businesses (totaling $779,408) and to general and administrative expenses. General and administrative expenses included incorporation costs, accounting expenses, professional fees consulting fees and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Exchange Act of 1934.

The Company expects to continue to operate at a loss through fiscal 2001 and cannot determine whether it will ever generate revenues from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 to September 30, 2001.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $2,468 and total assets of $1,013,833 with total liabilities of $82,609 as of September 30, 2001. These assets consisted primarily of investments totaling $970,000 related to our minority interest in WWA World Wide Auctioneers, Inc. Net stockholders equity in the Company was $933,224 at September 30, 2001.

Cash flow used in operating activities was $173,026 for the nine month period ended September 30, 2001 as compared to cash flow used in operating activities of $865,170 for the nine month period ended September 30, 2000. The decrease in cash flow used in operating activities over the comparative nine month periods can be primarily attributed to a reduction of net losses in the current period.

Cash flow provided from investing activities was $0 for the nine month period ended September 30, 2001 as compared to cash flow used in investing activities of $1,014,376 for the nine month period ended June 30, 2000.

Cash flow provided from financing activities was $158,892 for the nine month period ended September 30, 2001, as compared to cash flow provided from financing activities of $1,942,185 for the nine month period ended September 30, 2000. Funds realized from financing activities in the current nine month period were from the sale of common equity.

The Company’s current assets may not be sufficient to conduct its plan of operation over the next twelve months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,034,659 as of December 31, 2000, which increased to $1,226,953 as of September 30, 2001. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, management’s plan to address the Company’s ability to continue as a going concern over the next twelve months, include: (1) obtaining additional funding from the sale of the Company’s securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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