Form 10KSB/A
period 2001-12-31
ASIA 4 SALE COM INC
filed 2006-02-27
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

Yes                   No    X

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A [ ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     X              No

The registrant's net sales for the year ended December 31, 2001, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $2,600 based on the average closing bid and asked prices for the common stock on February 24, 2006.

At February 24, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 32,401,920.

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

In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. Therefore the Company continues to hold an equity investment in WWA, which operates auctions of used heavy construction equipment in Dubai and other locations. As of February 16, 2006, the Company holds 7,290,000 shares of the common stock of WWA Group, Inc., which is equal to 46% of all issued and outstanding stock of WWA Group, Inc. In 2003 through 2005, the Company has accounted for its minority equity interest in WWA using the equity method.

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

Risks relating to ownership of our common stock — — — — — — — — — — — — — — —

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

Stockholders

_________________

As of February 24, 2006 there were 2,005 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in “street name”.

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

Readers are cautioned not to place undue reliance on these forward-looking statements which reflect management’s view only as of the date of this report. The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events, conditions or circumstances. For additional information about risks and uncertainties that could adversely affect the Company’s forward-looking statements, please refer to the Company’s filings with the Securities and Exchange Commission, including its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2001.

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB/A.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2001 included in the Company’ Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

ASIA4SALE.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2001

                                                  C O N T E N T S

MOORE & ASSOCIATES, CHARTEREDACCOUNTANTS
AND ADVISORS

PCAOB REGISTERED

INDEPENDENT AUDITORS’ REPORT

The Board of DirectorsAsia4sale.com,
Inc.

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

   /s/ Moore & Associates

Moore & Associates, CharteredLas
Vegas, Nevada

December 22, 2005

2675 S. Jones Blvd. Suite 109, Las Vegas, Nevada 89146 (702) 253-7511 Fax (702)253-7501

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet

                                                      ASSETS

                                                                                                 December 31,
                                                                                                       2001

CURRENT ASSETS

   Cash                                                                                       $           42,203
   Prepaid expenses                                                                                        3,387

     Total Current Assets                                                                                 45,590

FIXED ASSETS, net                                                                                         23,123

OTHER ASSETS

   Other receivables                                                                                      41,225
   Equity investment                                                                                     970,000
   Deposits                                                                                                3,450

     Total Other Assets                                                                                1,014,675

     TOTAL ASSETS                                                                              $       1,083,388

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                    $          76,731
   Reserve for discontinued operations                                                                    48,261

     Total Current Liabilities                                                                           124,992

       Total Liabilities                                                                                 124,992

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001 par value,
    29,208,000 shares issued and outstanding                                                              29,208
   Additional paid-in capital                                                                          2,138,437
   Accumulated deficit                                                                                   (1,200)
   Deficit accumulated during the development stage                                                  (1,208,049)

     Total Stockholders' Equity                                                                          958,396

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       1,083,388

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

                                                          For the Years Ended
                                                                  December 31,
                                                                       2001           2000
               Revenues                                  $        14,107            $ 15,373
               Cost of sales                                     (8,768)            (19,591)
               General and administrative                      (128,603)           (546,402)
               Reserve for valuation                             115,417           (115,417)
               Other income (expense)                                 59               1,966

               Net loss before income taxes                      (7,788)           (664,071)
               Income tax expense                                      -                   -

               Net loss                                  $       (7,788)     $     (664,071)

The net assets of the discontinued operations were composed of the following:

               Cash                                      $         2,106      $      122,208
               Inventory                                               -               9,900
               Notes receivable                                        -              20,000
               Investments                                             -              27,500
               Fixed assets                                        5,319               1,548
               Prepaid expenses                                    2,106               6,656
               Accounts payable and accrued
                     expenses                                   (57,792)            (72,395)

               Net assets                                $      (48,261)      $      115,417
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

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of December 31, 2001. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

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

Involvement in certain legal proceedings — — — — — — — — — — — — -

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

Other Director Compensation

_________________

None

Employment contracts and termination of employment and change-in-control arrangements — — — — — — — — — — — — — — — — — — — — — — — — — — — —

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

Security ownership of certain beneficial owners — — — — — — — — — — — — — — -

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

Security ownership of management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2001; these persons have sole investment and sole voting power over the shares indicated.

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

Changes in control

_________________

There are no present arrangements or pledges of the Company’s securities, known to management, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transaction with Management and Others

During the past two years, there have been no material transactions or series of similar transactions to which The Company or any of our subsidiaries were or are to be a party, in which the amount involved exceeds $60,000 and in which any promoter, founder, director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of the our common stock, or any member of the immediate family of any of the foregoing persons, had a material interest, and none is presently proposed.

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 25 of this Form 10-KSB/A, and are incorporated herein by this reference.

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

Signature                                                         Title                                             Date

/s/ Eric Montandon                                           Director                                      February 16, 2006

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