Form 10QSB/A
period 2002-03-31
ASIA 4 SALE COM INC
filed 2006-02-27
CIK 1096298

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

                                               ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                        Statements of Operations (Unaudited)

                                                                                                  From Inception
                                                              For the Three                         on July 9,
                                                               Months Ended                        1999 Through
                                                                March 31,                           March 31,
                                             -------------------------------------------------
                                                      2002                     2001                    2002
                                             ------------------------------------------------------------------------

REVENUES                                     $                     -  $                     - $                    -
                                             ------------------------------------------------------------------------

EXPENSES

  General and administrative                                 118,375                   20,409                651,580
   epreciation
  D                                                                -                        -                 27,253
                                             ------------------------------------------------------------------------

   Total Expenses                                           118,375                    20,409               678,833
                                             ------------------------------------------------------------------------

OTHER INCOME

   nterest income
  I                                                                -                       25                 24,268
                                             ------------------------------------------------------------------------

    otal Other Income
   T                                                               -                       25                 24,268
                                             ------------------------------------------------------------------------

LOSS FROM CONTINUING
    OPERATIONS                                             (118,375)                 (20,384)              (654,565)
                                             ------------------------------------------------------------------------

LOSS FROM DISCONTINUED
    OPERATIONS                                               (5,205)                (115,417)              (677,064)
                                             ------------------------------------------------------------------------

NET LOSS                                     $             (123,580) $              (135,801) $          (1,331,629)
                                             ========================================================================

BASIC LOSS PER SHARE                         $                (0.00) $                 (0.00)
                                             =================================================

WEIGHTED AVERAGE NUMBER
    OF SHARES OUTSTANDING                                 29,866,707               22,044,773
                                             =================================================

                     The accompanying notes are an integral part of these financial statements.

                                                 ASIA4SALE.COM, INC.
                                            (A Development Stage Company)
                                        Statements of Cash Flows (Unaudited)
                                                                                                      From Inception
                                                                              For the Three             on July 9,
                                                                               Months Ended            1999 Through
                                                                                March 31,                March 31,
                                                                     ---------------------------------
                                                                           2002            2001            2002
                                                                     -------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                    $       (123,580)$     (135,801) $   (1,331,629)

         Adjustments to reconcile net loss to
           net cash used by operating activities:
                 iscountinued operations
                Depreciation expense                                            45,988              -         717,847

                                                                                    -               -          27,253
         Changes in operating assets and liabilities

                Increase in receivables                                        (8,500)              -         (8,500)

                Increase in deposits                                                 -            790         (4,202)
                Increase in prepaid expenses                                     2,327          1,321         (1,060)
                Increase in accounts payable and

                  accrued expenses                                              18,876       (59,767)          95,407
                                                                     -------------------------------------------------

                          Net Cash Used by Operating Activities                (64,889)      (193,457)      (504,884)
                                                                     -------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES

                Investment in subsidiaries                                           -              -     (1,634,071)

                Purchase of fixed assets                                             -              -        (50,376)
                                                                     -------------------------------------------------

                          Net Cash Used by Investing Activities                      -              -     (1,684,447)
                                                                     -------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

                Common stock issued for cash                                    46,593        120,402       2,211,753

                Capital contributed by shareholder                                   -              -           1,485

                Cash received on notes payable                                       -         65,000               -
                                                                     -------------------------------------------------

                          Net Cash Provided by Financing Activities             46,593        185,402       2,213,238
                                                                     -------------------------------------------------

                NET DECREASE IN CASH                                          (18,296)        (8,055)          23,907

                CASH AT BEGINNING OF PERIOD                                     42,203         17,234               -
                                                                     -------------------------------------------------

                CASH AT END OF PERIOD                                $          23,907$         9,179 $        23,907
                                                                     =================================================

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

         CASH PAID FOR:

                Interest                                            $                - $            - $             -

                Income Taxes                                        $                - $            - $             -

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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 to March 31, 2002.

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

Cash flow used in operating activities was $64,889 for the three month period ended March 31, 2002 as compared to cash flow used in operating activities of $193,457 for the three month period ended March 31, 2001. The decrease in cash flow used in operating activities over the comparative three month periods can be attributed, in part, to a decrease in operational losses.

Cash flow used in investing activities was $0 for the three month period ended March 31, 2002 and for the three month period ended March 31, 2001.

Cash flow provided from financing activities was $46,593 for the three month period ended March 31, 2002, as compared to cash flow provided from financing activities of $185,402 for the three month period ended March 31, 2001. Funds realized from financing activities in the current three month period were from the private placement of 1,289,574 shares of the Company’s common stock at a price of approximately $0.036 per share.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2000 included in the Company’ Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 14 of this Form 10-QSB/A, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia4Sale.com, Inc.

   Date: February 24, 2006

By :/s/ Eric Montandon

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