Form 10QSB/A
period 2002-06-30
ASIA 4 SALE COM INC
filed 2006-02-27
CIK 1096298

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we,” and “us” refer to Asia4Sale.com, Inc., unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

                                                                      ASIA4SALE.COM, INC.
                                                                 (A Development Stage Company)
                                                              Statements of Operations (Unaudited)
                                                                                                                                                From Inception
                                                                                                                                                  on July 9,
                                                                For the Three Months Ended                For the Six Months Ended               1999 Through
                                                                         June 30,                                 June 30,                         June 30,
                                                           -------------------------------------    --------------------------------------
                                                                                                    ----------------    ------------------
                                                                2002                 2001                2002                 2001                   2002
                                                           ----------------    -----------------    ----------------    ------------------    -------------------
REVENUES                                                   $              -     $              -     $                  $                    $                  -
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

EXPENSES

     General and administrative                                      38,536               18,263             156,911                38,672                690,116
     Depreciation                                                         -                    -                   -                                       27,253
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

        Total Expenses                                               38,536               18,263             156,911                38,672                717,369
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

OTHER INCOME

     Interest income                                                  1,780                1,010               1,780                 1,035                 26,048
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

        Total Other Income                                            1,780                1,010               1,780                 1,035                 26,048
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

 LOSS FROM CONTINUING OPERATIONS                                   (36,756)             (17,253)           (155,131)              (37,637)              (691,321)
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

 LOSS FROM DISCONTINUED OPERATIONS                                  (4,748)                    -             (9,953)             (115,417)              (681,812)
                                                           --- ------------    --- -------------    --- ------------    --- --------------    --- ---------------

NET LOSS                                                   $       (41,504)     $       (17,253)           (165,084)             (153,054)     $      (1,373,133)
                                                           === ============    === =============    === ============    === ==============    === ===============

BASIC LOSS PER SHARE                                       $         (0.00)     $         (0.00)              (0.01)                (0.00)
                                                           === ============    === =============    === ============    === ==============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                                     31,218,540           26,989,414          30,144,311            23,811,440
                                                           ================    === =============    ================    === ==============
                     The accompanying notes are an integral part of these financial statements.

                                                    ASIA4SALE.COM, INC.
                                               (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)
                                                                                                          From Inception
                                                                           For the Six                      on July 9,
                                                                           Months Ended                    1999 Through
                                                                             June 30,                        June 30,
                                                              ---------------------------------------
                                                                    2002                 2001                  2002
                                                              -----------------   -------------------   --------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $      (165,084)    $         (153,054)       $    (1,373,133)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
         Discontinued operations                                       (9,111)                      -                662,748
         Depreciation expense                                                -                      -                 27,253
      Changes in operating assets and liabilities
         Increase in deposits                                                -                    790                (4,202)
         Increase in prepaid expenses                                    2,612                  1,069                  (775)
         Increase in other receivables                                   3,490                      -                  3,490
         Increase in accounts payable and
           accrued expenses                                             11,201                 12,083                 87,732
                                                              --- -------------   ----- -------------   --- ----------------

             Net Cash Used by Operating Activities                   (156,892)              (139,112)              (596,887)
                                                              --- -------------   ----- -------------   --- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Investment in subsidiaries                                          -                      -            (1,634,071)
         Purchase of fixed assets                                            -                      -               (50,376)
                                                              --- -------------   ----- -------------   --- ----------------

             Net Cash Used by Investing Activities                           -                      -            (1,684,447)
                                                              --- -------------   ----- -------------   --- ----------------

CASH FLOWS FROM FINIANCING ACTIVITIES
         Common stock issued for cash                                  115,398                122,891              2,280,558
         Capital contributed by shareholder                                  -                      -                  1,485
                                                              --- -------------   ----- -------------   --- ----------------

             Net Cash Provided by Financing Activities                 115,398                122,891              2,282,043
                                                              --- -------------   ----- -------------   --- ----------------

         NET INCREASE (DECREASE) IN CASH                              (41,494)               (16,221)                    709

         CASH AT BEGINNING OF PERIOD                                    42,203                 17,234                      -
                                                              --- -------------   ----- -------------   --- ----------------

         CASH AT END OF PERIOD                                $          1,141    $             1,013    $               709
                                                              === =============   ===== =============   === ================
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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 to June 30, 2002.

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

Cash flow used in operating activities was $156,892 for the six month period ended June 30, 2002 as compared to cash flow used in operating activities of $139,112 for the six month period ended June 30, 2001. The increase in cash flow used in operating activities over the comparative six month periods is partially attributable to an increase in operational losses.

Cash flow provided from investing activities was $0 for the six month periods ended June 30, 2002 and June 30, 2001.

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