Form 10QSB/A
period 2002-09-30
ASIA 4 SALE COM INC
filed 2006-02-27
CIK 1096298

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

                                                                     ASIA4SALE.COM, INC.
                                                                 (A Development Stage Company)
                                                              Statements of Operations (Unaudited)
                                                                                                                                                From Inception
                                                                                                                                                  on July 9,
                                                                For the Three Months Ended                For the Nine Months Ended              1999 Through
                                                                       September 30,                            September 30,                   September 30,
                                                           --------------------------------------   --------------------------------------
                                                                                                    -----------------   ------------------
                                                                2002                 2001                 2002                2001                   2002
                                                           ----------------    ------------------   -----------------   ------------------    -------------------
REVENUES                                                   $              -     $              -    $                  $                    $                   -
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

EXPENSES

     General and administrative                                      14,146               41,255             171,059               79,927                 704,263
     Depreciation                                                         -                    -                   -                    -                  27,253
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

        Total Expenses                                               14,146               41,255             171,059               79,927                 731,516
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

OTHER INCOME

     Interest income                                                  3,163                2,015               4,944                3,050                  29,211
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

        Total Other Income                                            3,163                2,015               4,944                3,050                  29,211
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

 LOSS FROM CONTINUING OPERATIONS                                   (10,983)             (39,240)            166,115)             (76,877)               (702,305)
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

 LOSS FROM DISCONTINUED OPERATIONS                                  (3,850)                    -            (13,803)            (115,417)               (685,662)
                                                           --- ------------    --- --------------   --- -------------   --- --------------    --- ---------------

NET LOSS                                                   $       (14,833)     $        (39,240)          (179,918)            (192,294)     $       (1,387,967)
                                                           === ============    === ==============   === =============   === ==============    === ===============

BASIC LOSS PER SHARE                                       $         (0.00)     $          (0.00)             (0.01)               (0.00)
                                                           === ============    === ==============   === =============   === ==============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                                     32,277,818           27,860,204          30,879,491           25,022,614
                                                           ================    === ==============   =================   === ==============
                     The accompanying notes are an integral part of these financial statements.

                                                  ASIA4SALE.COM, INC.
                                              (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)
                                                                                                          From Inception
                                                                          For the Nine                      on July 9,
                                                                          Months Ended                     1999 Through
                                                                          September 30,                   September 30,
                                                              --------------------------------------
                                                                    2002                2001                   2002
                                                              -----------------   ------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                $      (179,918)    $       (192,294)       $      (1,387,967)

      Adjustments to reconcile net loss to
       net cash used by operating activities:
         Discontinued operations                                        11,993                    -                  683,852
         Depreciation expense                                                -                    -                   27,253
      Changes in operating assets and liabilities
         Increase in deposits                                                -                  790                  (4,202)
         Increase in prepaid expenses                                    2,612                1,153                    (775)
         Increase in other receivables                                   3,490                    -                    3,490
         Increase in accounts payable and
          accrued expenses                                               9,465               16,525                   85,996
                                                              --- -------------   ----- ------------    --- ---------------

             Net Cash Used by Operating Activities                   (152,358)            (173,026)                (592,353)
                                                              --- -------------   ----- ------------    --- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Investment in subsidiaries                                          -                    -              (1,634,071)
         Purchase of fixed assets                                      (6,030)                    -                 (56,406)
                                                              --- -------------   ----- ------------    --- ---------------

             Net Cash Used by Investing Activities                     (6,030)                    -              (1,690,477)
                                                              --- -------------   ----- ------------    --- ---------------

CASH FLOWS FROM FINIANCING ACTIVITIES
         Common stock issued for cash                                  115,398              158,892                2,280,558
         Increase in bank overdraft                                        787                    -                      787
         Capital contributed by shareholder                                  -                    -                    1,485
                                                              --- -------------   ----- ------------    --- ---------------

             Net Cash Provided by Financing Activities                 116,185              158,892                2,282,830
                                                              --- -------------   ----- ------------    --- ---------------

         NET INCREASE (DECREASE) IN CASH                              (42,203)             (14,934)                        -

         CASH AT BEGINNING OF PERIOD                                    42,203               17,234                        -
                                                              --- -------------   ----- ------------    --- ---------------

         CASH AT END OF PERIOD                                $              -    $           2,300     $                  -
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

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 to September 30, 2002.

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

Cash flow used in operating activities was $152,358 for the nine month period ended September 30, 2002 as compared to cash flow used in operating activities of $173,026 for the nine month period ended September 30, 2001. The decrease in cash flow used in operating activities over the comparative nine month periods can be partially attributed a decrease in net losses.

Cash flow used in investing activities was $6,030 for the nine month period ended September 30, 2002 as compared to cash flow provided by investing activities of $0 for the nine month period ended September 30, 2001.

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