Form 10KSB/A
period 2002-12-31
ASIA 4 SALE COM INC
filed 2006-02-27
CIK 1096298

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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $2,600 as of February 24, 2006.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2002, included in this Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

.     PCAOB REGISTERED

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

Moore & Associates, Chartered

Las Vegas, Nevada

December 22, 2005

2675 S. Jones Blvd. Suite 109, Las Vegas, Nevada 89146 (702) 253-7511 Fax (702)253-7501

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet

                                                      ASSETS

                                                                                                 December 31,
                                                                                                       2002

CURRENT ASSETS

   Cash                                                                                        $           2,093
   Prepaid expenses                                                                                          775

     Total Current Assets                                                                                  2,868

FIXED ASSETS, net                                                                                         12,361

OTHER ASSETS

   Other receivables                                                                                      37,725
   Equity investment                                                                                     970,000
   Deposits                                                                                                3,450

     Total Other Assets                                                                                1,011,175

     TOTAL ASSETS                                                                              $       1,026,404

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                    $          87,891
   Reserve for discontinued operations                                                                    63,310

     Total Current Liabilities                                                                           151,201

       Total Liabilities                                                                                 151,201

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001 par value,
    32,401,920 shares issued and outstanding                                                              32,402
   Additional paid-in capital                                                                          2,250,641
   Accumulated deficit                                                                                    (1,200)
   Deficit accumulated during the development stage                                                   (1,406,640)

     Total Stockholders' Equity                                                                          875,203

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       1,026,404

The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Operations
                                                                                                        From
                                                                                                       Inception on
                                                                                                          July 9,
                                                                   For the Years Ended                      1999
                                                                                                        Through
                                                                          December 31,                  December 31,
                                                                            2002            2001               2002

REVENUES                                                   $               -    $               -   $                 -

EXPENSES

   Depreciation and amortization                                      16,792               16,792                44,045
   General and administrative                                        145,404              151,360               678,609

     Total Expenses                                                  162,196              168,152               722,654

OTHER INCOME (EXPENSE)

   Interest income                                                       243                2,550                24,511

     Total Other Income (Expense)                                        243                2,550                24,511

LOSS FROM CONTINUING OPERATIONS                                     (161,953)            (165,602)             (698,143)

LOSS FROM DISCONTINUED OPERATIONS                                    (36,638)              (7,788)             (708,497)

NET LOSS                                                   $        (198,591)   $        (173,390)  $        (1,406,640)

BASIC LOSS PER SHARE OF
 COMMON STOCK                                              $          (0.01)    $           (0.01)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        28,502,960           24,604,000

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

                                                 ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows

                                                                                                                      From

                                                                                                                     Inception on
                                                                                                                     July 9,
                                                                        For the Years Ended                        1999 Through
                                                                           December 31,                         December 31,

                                                                       2002                        2001                      2002
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                          $        (198,591)  $         (173,390)  $        (1,406,640)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Discontinued operations                                                    36,638                7,788               708,497
     Depreciation expense                                                       16,792               16,792                44,045
   Changes in operating assets and liabilities:

     (Increase) in prepaid expenses                                              2,612               (2,066)                 (775)
     (Increase) in deposits and other receivables                              (18,089)                  38               (22,291)
     Increase (decrease) in accounts payable
       and accrued liabilities                                                  11,160               10,647                87,691

       Net Cash Used by Operating Activities                                  (149,478)            (140,191)             (589,473)

CASH FLOWS FROM INVESTING ACTIVITIES

   Investment in subsidiaries                                                        -                    -            (1,634,071)
   Purchase of fixed assets                                                     (6,030)                   -               (56,406)

       Net Cash Used by Investing Activities                                    (6,030)                   -            (1,690,477)

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed by shareholder                                                -                    -                 1,485
   Proceeds from common stock                                                  115,398              165,160             2,280,558

       Net Cash Provided by Financing Activities                               115,398              165,160             2,282,043

NET INCREASE IN CASH                                                           (40,110)              24,969                 2,093

CASH AT BEGINNING OF PERIOD                                                     42,203               17,234                     -

CASH AT END OF PERIOD                                                $           2,093   $           42,203   $             2,093

       CASH PAID FOR:

         Interest                                                   $                -    $               -    $                -
         Income taxes                                               $                -    $               -    $                -

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

The Company has no products or services as of December 31, 2002. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company

F-7

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

        Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:

                                                                                   2002                2001

              Deferred tax assets
                  NOL Carryover                                             $          549,038  $          471,588

              Valuation allowance                                                     (549,038)           (471,588)

              Net deferred tax asset                                        $                -  $                -

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

CARL VAN LIESHOUT has served as Director since April 2001. Mr. Van Lieshout is also engaged as an officer and director of WWA World Wide Auctioneers, Ltd. and prior to joining WWA World Wide Auctioneers, Ltd. spent sixteen years running Machinehandel Leede B.V., a consignor and purchaser of heavy equipment. Over the last five years, Mr. Van Lieshout has not served as an officer or director of any other public companies. Significant employees The Company has no present employees who are expected to make a significant contribution to the Company's business other than the Company's current officer and directors. It is expected that the current member of management will be the only individual whose activities will be material to the Company's operations. Members of management are the only persons who may be deemed to be promoters of the Company. Family relationships There are no family relationships between any directors or executive officers of the Company either by blood or by marriage. Involvement in certain legal proceedings During the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company: (1) was a general partner or executive officer of any business which filed a petition in bankruptcy or against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time; (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated. Compliance with Section 16 of the Exchange Act Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2002, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except Ko Jen Wang, Eric Montandon, Alfredo Cruz, Brian Hodgson, and Carl Van Lieshout.

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

Other compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of December 31, 2002. Each of these persons has sole investment and sole voting power over the shares indicated.

                                                  Number of Shares              Percent
                   Name and Address             Beneficially Owned              of Class

                   Ko Jen Wang                         5,600,000                 17.28%

Security ownership of management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2002; these persons have sole investment and sole voting power over the shares indicated.

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

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 23 of this Form 10-KSB/A, and are incorporated herein by this reference.

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

Signature                                                        Title                                           Date

/s/ Eric Montandon                                          Director                                    February 24, 2006

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