Form 10KSB/A
period 2003-12-31
ASIA 4 SALE COM INC
filed 2006-02-28
CIK 1096298

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

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $2,600 for the common stock on February 24, 2006.

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

Products and Services

We discontinued the development and marketing of our web based system for B2B and B2C selling, bartering, and auctioning of consumer goods and services in 2000 and sold off the subsidiary that originally developed the B2B and B2C business in 2005.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2003, included in this Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Moore & Associates, CharteredLas
Vegas, Nevada

January 3, 2006

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

Other compensation

None.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security ownership of certain beneficial owners

The following table sets forth the share holdings of those persons who are known to the Company to be the beneficial owners of more than five percent of the Company’s common stock as of December 31, 2003. Each of these persons has sole investment and sole voting power over the shares indicated.

                                                Number of Shares              Percent
                   Name and Address             Beneficially Owned           of Class

                   Ko Jen Wang                         5,600,000                 17.28%

Security ownership of management

The following table sets forth the share holdings of the Company’s directors and executive officers as of December 31, 2003 these persons have sole investment and sole voting power over the shares indicated.

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

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 24 of this Form 10-KSB/A, and are incorporated herein by this reference.

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