Form 10KSB/A
period 2004-12-31
ASIA 4 SALE COM INC
filed 2006-02-28
CIK 1096298

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

ITEM 2. DESCRIPTION OF PROPERTY

Since March 2000, we have annually leased a 1,500 square foot office/storage space in Tempe, Arizona, as our principal place of business, which we have shared with WWA’s corporate office since 2001.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2004, included in this Form 10-KSB/A, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

January 6, 2006

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors: as of December 31, 2004:

     Name                              Age      Position

     Eric Montandon                    39       Chief Executive Officer, Chief Financial Officer, Director

     Alfredo "Alex" Cruz               45       Secretary

     Brian Hodgson                     41       Director

     Dr. Hans Hermann Huening          56       Director

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

DR.     HANS HERMANN HUENING was appointed as director on September 15, 2004. Mr. Huening has an established corporate and personal tax accounting practice outside of Munich Germany and has over thirty years experience in accounting matters.

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2003, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except Ko Jen Wang, Eric Montandon, Alfredo Cruz, Carl van Lieshout, Brian Hodgson, and Hans Hermann Huening.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of February 24, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of February 24, 2006, there were 32,401,920 shares of common stock issued and outstanding.

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
                  Secretary
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
                  Tempe, AZ 85281-6935
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Hans Hermann Huening
                  Director
                  2465 West 12th Street, Suite # 2,           Legal                 0                 0.0%
                  Tempe, AZ 85281-6935
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
      Common      Ko Jen Wang                                 Legal             5,600,000            17.28%
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