Form 10KSB
period 2005-12-31
ASIA 4 SALE COM INC
filed 2006-04-03
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005 .

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

Securities registered under Section 12(g) of the Exchange Act:

Title of Each Class Common Stock ($0.001 Par Value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X              No

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2005, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $26,002 for the common stock on March 30, 2006.

At March 30, 2006, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 32,401,920.

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

Common stock price is volatile

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our stock was originally quoted on the OTC Bulletin Board, was subsequently relegated to the “Pink Sheets”, and in July 2005 the Securities and Exchange Commission (“Commission”) suspended all trading in our securities due to delinquent filings. While we plan to develop a public market for our securities in the near future, there is no assurance that a viable market will be realized. The price of our common stock in a public market may be highly volatile and may fluctuate substantially because of:

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

Possible “Penny Stock” Regulation

Trading of our common stock on the OTC Bulletin Board may be subject to certain provisions of the Securities Exchange Act of 1934 (“Exchange Act”), commonly referred to as the “penny stock” rule. A penny stock is generally defined to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our stock is deemed to be a penny stock, trading in our stock will be subject to additional sales practice requirements on broker-dealers.

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

On February 18, 2000, our common stock commenced trading over-the-counter and was quoted on the OTC bulletin board system under the symbol “AFSI.” Our stock was subsequently relegated to the “Pink Sheets” due to filing delinquencies and on July 7, 2005, the Commission issued a complete suspension of trading. The high and low bid prices for our shares are estimated below for the periods depicted. The prices in the table reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

                      --------------- --------------------------- ----------------- ----------------
                      YEAR            QUARTER ENDING                    HIGH              LOW
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2005            December 31                      $0.00             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      September 30                     $0.00             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      June 30                          $0.00             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      March 31                         $0.00             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                      2004            December 31                      $0.06             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      September 30                     $0.15             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      June 30                          $0.00             $0.00
                      --------------- --------------------------- ----------------- ----------------
                      --------------- --------------------------- ----------------- ----------------
                                      March 31                         $0.00             $0.00
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

Results of Operations

During the twelve month period ended December 31, 2005, the Company remained in the development stage and has generated no significant revenue. We do not expect to sell a significant amount of equity in WWA nor do we expect any realized dividend from our minority equity interest in WWA over the next twelve months.

Net Income and Losses

During the twelve month period ended December 31, 2005, we did not realize any revenues from operations though we did recognize an “Income from equity investment” of $535,934. Our net income for the year ended December 31, 2005, was $317,594.

For the period from July 9, 1999 to December 31, 2005, the Company recorded a net loss of $700,596. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses since inception included web hosting and development, legal and professional expenses, salaries, and marketing expenses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to December 31, 2005.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $5,618 and total assets of $2,059,825, with total liabilities of $478,578, as of December 31, 2005. The assets consisted primarily of equity investments totaling $1,939,552 in connection with our minority interest in WWA. Net stockholders equity in the Company was $1,581,247 at December 31, 2005.

Cash flow provided by operating activities was $4,934 for the twelve month period ended December 31, 2005, as compared to cash flow used in operating activities of $43,381 for the twelve month period ended December 31, 2004. The increase in cash flow used in operating activities is attributed to the collection of in deposits and other receivables.

Cash flow used by investing activities was $1,941 for the twelve month period ended December 31, 2005, as compared to cash flow provided by investing activities of $45,819 for the twelve month period ended December 31, 2004. The cash flow provided by investing activities in 2004 is from the sale of shares of WWA in private transactions.

Cash flow provided by financing activities was $0 for the twelve month periods ended December 31, 2005 and 2004.

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

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2005, included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $1,018,190 as of December 31, 2005. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and /or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans and grants from various financial institutions, where possible. Although we believe that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Recent Accounting Pronouncements

In preparing financial statements for the year ended December 31, 2005, the Company adopted the following accounting pronouncements:

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

ITEM 7. FINANCIAL STATEMENTS

Financial statements as of and for the fiscal years ended December 31, 2005 and 2004, have all been examined to the extent indicated in their report by Moore & Associates, Chartered, independent certified public accountants, and have been prepared in accordance with generally accepted accounting principles and pursuant to Regulation S-B as promulgated by the SEC. The aforementioned financial statements are included below.

ASIA4SALE.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2005

C O N T E N T S

MOORE and ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Asia4sale.com, Inc.

(A Development Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheet of Asia4sale.com, Inc. (a development stage company) as of December 31, 2005 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and from inception on July 9, 1999 through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia4sale.com, Inc. (a development stage company) as of December 31, 2005 and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and from inception on July 9, 1999 through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2006

2675 S. Jones Blvd. Suite 109, Las Vegas, Nevada 89146 (702) 253-7511 Fax (702)253-7501

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheet

                                                      ASSETS

                                                                                                 December 31,
                                                                                                       2005

CURRENT ASSETS

   Cash$                                                                                                   5,618

     Total Current Assets                                                                                  5,618

FIXED ASSETS, net                                                                                          8,205

OTHER ASSETS

   Other receivables                                                                                     101,500
   Equity investment                                                                                   1,939,552
   Deposits                                                                                                4,950

     Total Other Assets                                                                                2,046,002

     TOTAL ASSETS                                                                              $       2,059,825

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                    $         478,578

     Total Current Liabilities                                                                           478,578

       Total Liabilities                                                                                 478,578

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001 par value,
    32,401,920 shares issued and outstanding                                                              32,402
   Additional paid-in capital                                                                          2,250,641
   Accumulated deficit                                                                                    (1,200)
   Deficit accumulated during the development stage                                                     (700,596)

     Total Stockholders' Equity                                                                        1,581,247

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       2,059,825

The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                             Statements of Operations
                                                                                                               From
                                                                                                               Inception on
                                                                                                               July 9,
                                                                   For the Years Ended                         1999
                                                                                                               Through
                                                                          December 31,                         December 31,
                                                                      2005       2004                          2005

REVENUES                                                   $               -    $               -   $                 -

EXPENSES

   Depreciation and amortization                                       8,677                8,441                70,143
   General and administrative                                         93,324                8,492               805,522

     Total Expenses                                                  102,001               16,923               875,665

OTHER INCOME (EXPENSE)

   Income from sale of investments                                         -               54,320                65,084
   Income from equity investment                                     535,934              370,146             1,018,907
   Interest income                                                         -                    -                24,511

     Total Other Income (Expense)                                    535,934              424,466             1,108,502

INCOME FROM CONTINUING OPERATIONS                                    433,933              407,543               232,837

LOSS FROM DISCONTINUED OPERATIONS                                   (116,339)             (51,697)            (933,433)

NET INCOME (LOSS)                                          $         317,594    $         355,846   $         (700,596)

BASIC LOSS PER SHARE OF
 COMMON STOCK                                              $            0.01    $            0.01

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        32,401,920          32,401,920

The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                   Statements of Stockholders' Equity (Deficit)

                               Deficit
                                                                                                           Accumulated
                                                                              Additional                          During
                                                         Common Stock       Paid-In       Accumulated   Development
                                                  Shares           Amount          Capital                 Deficit
                                                                                                                   Stage

Balance at July 9, 1999 (Inception)                 2,000,000  $       2,000  $      (1,000) $    (1,200) $            -

Contributed capital by shareholders                         -              -         1,485              -              -

Net loss for the year ended
  December 31, 1999                                         -              -             -              -        (1,285)

Balance, December 31, 1999                          2,000,000          2,000           485        (1,200)        (1,285)

Common stock issued for cash and
  Acquisition of LTD                               19,600,000         19,600     1,980,400              -              -

Net loss for the year ended
  December 31, 2000                                         -              -             -              -    (1,033,374)

Balance, December 31, 2000                         21,600,000         21,600     1,980,885        (1,200)    (1,034,659)

Common stock issued for cash at
  approximately $0.02 per share                     7,608,000          7,608       157,552              -              -

Net loss for the year ended
  December 31, 2001                                         -              -             -              -      (173,390)

Balance, December 31, 2001                         29,208,000         29,208     2,138,437        (1,200)    (1,208,049)

Common stock issued for cash at
  approximately $0.04 per share                     3,193,920          3,194       112,204              -              -

Net loss for the year ended
  December 31, 2002                                         -              -             -              -      (198,591)

Balance, December 31, 2002                         32,401,920         32,402     2,250,641        (1,200)    (1,406,640)

Net income for the year ended
  December 31, 2003                                         -              -             -              -         32,604

Balance, December 31, 2003                         32,401,920         32,402     2,250,641        (1,200)    (1,374,036)

Net income for the year ended
  December 31, 2004                                         -              -             -              -        355,846

Balance, December 31, 2004                        32,401,920          32,402     2,250,641        (1,200)    (1,018,190)

Net income for the year ended
  December 31, 2005                                         -              -             -              -        317,594

Balance, December 31, 2005                        32,401,920         $32,402  $  2,250,641       $ (1,200)$    (700,596)

The accompanying notes are an integral part of these financial statements.

                                                    ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                       Statements of Cash Flows
                                                                                                                         From

                                                                                                                   Inception on
                                                                                                                     July 9,
                                                                        For the Years Ended                        1999 Through
                                                                           December 31,                         December 31,
                                                                       2005                          2004                    2005
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                 $         317,594   $          355,846   $          (700,596)

   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Discontinued operations                                                   (69,980)              51,697               747,114
     Depreciation expense                                                        8,677                8,441                70,143
     Income from sale of investments                                                 -              (54,320)              (65,084)
     Income from equity investment                                            (535,934)            (370,146)           (1,018,907)

   Changes in operating assets and liabilities:

     (Increase) in deposits and other receivables                              181,319             (259,336)            (146,858)
     Increase (decrease) in accounts payable
       and accrued liabilities                                                 103,258              224,437               474,699

       Net Cash Provided (Used) by Operating Activities                          4,934              (43,381)             (639,489)

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of investments                                                               -               54,320                75,483
   Investment in subsidiaries                                                        -                    -            (1,634,071)
   Purchase of fixed assets                                                     (1,941)              (8,501)              (78,348)

       Net Cash Provided (Used) by Investing Activities                         (1,941)              45,819            (1,636,936)

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed by shareholder                                                -                    -                 1,485
   Proceeds from common stock                                                        -                    -             2,280,558

       Net Cash Provided by Financing Activities                                     -                    -             2,282,043

NET INCREASE IN CASH                                                             2,993                2,438                 5,618

CASH AT BEGINNING OF PERIOD                                                      2,625                  187                     -

CASH AT END OF PERIOD                                                $           5,618   $            2,625   $             5,618

       CASH PAID FOR:
         Interest                                                   $                -    $               -    $                -
         Income taxes                                               $                -    $               -    $                -

       NON-CASH FINANCING ACTIVITIES
         None

The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

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

December 31, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES a. Accounting Method
The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss Per Share
                                                                         December 31, 2005

                                                      Income                Shares                Per Share
                                                       (Numerator)       (Denominator)               Amount

                                                   $          317,594           32,401,920     $            0.01

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

        Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                                                   2005                2004
              Deferred tax assets
                  NOL Carryover                                             $          625,682  $          585,902

              Valuation allowance                                                     (625,682)           (585,902)

              Net deferred tax asset                                        $                -  $                -

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

    c.        Provision for Taxes (Continued)

December 31, 2005 and 2004
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                                                   2005                2004

              Book income (loss)                                            $          169,234  $          138,780
              Income from equity investment                                           (209,014)           (144,357)
              Valuation allowance                                                       39,780               5,577

                                                                            $                -  $                -
At December 31, 2005, the Company had net operating loss carryforwards of approximately $1,405,000 that may be offset against future taxable income through the year 2025. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments
As at December 31, 2005, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

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

December 31, 2005 and 2004

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

g. Fixed Assets
Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

                                    Computer equipment                                            $ 16,991
                                    Furniture and fixtures                                          35,385
                                    Other                                                            5,971
                                    Vehicle                                                         20,000
                                    Accumulated depreciation                                      (70,142)

                                    Net                                                          $   8,205

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

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

December 31, 2005 and 2004

NOTE 4 - DISCONTINUED OPERATIONS
In 2000 the Company discontinued the operations of its wholly owned subsidiary Asia4Sale.com, Ltd. The accompanying financial statements have been restated to reflect the operations of Asia4Sale.com, Ltd. as discontinued.

                                                                       December 31,
                                                                          2005                   2004
               Revenues                                            $             -                $ -
               Cost of sales                                                     -                  -
               General and administrative                                (116,339)           (51,697)
               Other income (expense)                                            -                  -

               Net loss before income taxes                              (116,339)           (51,697)
               Income tax expense                                                -                  -

               Net loss                                          $       (116,339)    $      (51,697)

               The net assets of the discontinued operations were composed of the following:

                 Cash                                    $                       -     $        3,855
                 Accounts receivable                                             -                  -
                 Refundable deposits                                             -              2,398
                 Accounts payable and accrued
                          expenses                                               -           (76,233)

                 Net assets                              $                       -    $      (69,980)

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2005 and 2004

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

        Condensed financial information of WWA :

                                           For the Years Ended December 31,

                                                    2005            2004

               Cash                      $       8,539,958  $    4,635,553
               Receivables                       3,785,841       6,125,977
               Other current assets              4,651,667       2,792,212
               Fixed assets                      1,288,466       1,071,451
               Other assets                        250,000         258,592

               Total Assets  $                  18,515,932    $ 14,883,785

               Auction payables          $       9,907,821  $   10,259,801
               Other current
                  liabilities                    5,889,475        3,104,262
               Long-term debt                      182,264         111,633
               Common stock                         15,971           15,971
               Additional paid-in
                  capital                        1,013,523       1,013,523
               Retained earnings                 1,506,878         378,595

               Total Liabilities and
                 Stockholders' Equity    $      18,515,932  $   14,883,785

               Net revenues  $                  16,312,971    $ 10,976,167
               Direct costs                     12,040,236       7,257,716
               General and
                  administrative                 3,586,393       3,205,035
               Other income
                  (expense)                        441,941         260,947
               Income taxes                              -               -

               Net Income                $       1,128,283  $      774,363

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

The Company has provided HJ & Associates with a copy of the foregoing disclosure, and HJ & Associates has furnished it with a letter addressed to the Commission stating that they agree with such disclosure. The Company has filed as an Exhibit to the Form 8K a copy of the letter from HJ & Associates required by Item 304 of Regulation S-B.

On March 21, 2005, the Company entered into an engagement letter with Moore & Associates, Chartered, (“Moore & Associates”) to assume the role of its new certifying accountant. Moore & Associates has been asked to audit the years ended December 31, 1999, 2000, 2001, 2002, 2003, 2004 and 2005. During the two most recent fiscal years and the subsequent interim periods prior to the engagement of Moore & Associates the Company did not consult with Moore & Associates with regard to:

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

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2005. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal quarters ended December 31, 2005 and 2004.

(b)     Changes in internal controls over financial reporting.

During the year ended December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors as of March 31, 2006:

     Eric Montandon                    40       Chief Executive Officer, Chief Financial Officer, Director

     Alfredo "Alex" Cruz               46       Secretary

     Brian Hodgson                     43       Director

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

(4)	was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2003, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except Ko Jen Wang, Eric Montandon, Alfredo Cruz, Brian Hodgson and Hans Hermann Huening.

ITEM 10. EXECUTIVE COMPENSATION

The following table shows compensation earned during fiscal 2005, 2004 and 2003 by the chief executive officer and by any other executive officers whose compensation during one of the three fiscal years totaled $100,000 or more. The information in the table includes salaries, bonuses, stock options granted, restricted stock awards granted and other miscellaneous compensation. We presently have no long term compensation benefits.

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
------------------------- ------- ---------- --------- ----------------- ------------ ------------- ---------- -----------------
                                                                         Restricted    Securities
Name and Principal                                       Other Annual       Stock      Underlying   LTIP          All Other
Position                   Year    Salary     Bonus      Compensation     Award(s)      Options      payouts     Compensation
                                     ($)       ($)           ($)             ($)        SARs(#)        ($)           ($)
------------------------- ------- ---------- --------- ----------------- ------------ ------------- ---------- -----------------
------------------------- ------- ---------- --------- ----------------- ------------ ------------- ---------- -----------------
Eric                        2005      -         -             -               -            -            -             -
Montandon                   2004      -         -             -               -            -            -             -
chief executive             2003      -         -             -               -            -            -             -
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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of March 30, 2006, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 30, 2006, there were 32,401,920 shares of common stock issued and outstanding.

------------------------------------------------------------------------------------------------
  Title of Class            Name and Address             Number of Shares      % of Class *
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
      Common      Eric Montandon                             328,132               1.0%
                  Chief Executive Officer, Chief
                  Financial Officer and Director
                  2465 West 12th Street, Suite # 2,
                  Tempe, AZ 85281-6935
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
      Common      Alfredo "Alex" Cruz                        271,868               0.8%
                  Secretary
                  2465 West 12th Street, Suite # 2,
                  Tempe, AZ 85281-6935
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
      Common      Brian Hodgson                              200,000               0.6%
                  Director
                  2465 West 12th Street, Suite # 2,
                  Tempe, AZ 85281-6935
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
      Common      Ko Jen Wang                               5,600,000             17.28%
                  2465 West 12th Street, Suite # 2,
                  Tempe, AZ 85281-6935
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
      Common      All executive officers and directors       800,000               2.4%
                  as a group (3)
------------------------------------------------------------------------------------------------

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

                          Fee Category             Fiscal 2005 Fees          Fiscal 2004 Fees
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

      Date: March 30, 2006

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

Signature                                    Title                                            Date

/s/ Eric Montandon

Eric Montandon                          Director                                      March 30, 2006

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