Form 10QSB
period 2006-03-31
ASIA 4 SALE COM INC
filed 2006-05-15
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 15, 2006 was 32,401,920.

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

                                                 ASIA4SALE.COM, INC.
                                            (A Development Stage Company)
                                                   Balance Sheets
                                                       ASSETS
                                                                            March 31,               December 31,
                                                                              2006                      2005
                                                                       --------------------    -----------------------
                                                                       --------------------    -----------------------
                                                                           (Unaudited)
CURRENT ASSETS

     Cash                                                              $               281     $                5,618
                                                                       --- ----------------    --- -------------------

               Total Current Assets                                                    281                      5,618
                                                                       --- ----------------    --- -------------------

FIXED ASSETS

     Equipment, Net                                                                  5,857                      8,205
                                                                       --- ----------------    --- -------------------

               Total Fixed Assets                                                    5,857                      8,205
                                                                       --- ----------------    --- -------------------

OTHER ASSETS

     Other receivables                                                             101,500                    101,500
     Equity investment                                                           1,939,552                  1,939,552
     Deposit                                                                         4,950                      4,950
                                                                       ---
                                                                           ----------------    --- -------------------

               Total Other Assets                                                2,046,002                  2,046,002
                                                                       --- ----------------    --- -------------------

               TOTAL ASSETS                                            $         2,052,140     $            2,059,825
                                                                       === ================    === ===================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Accounts payable and accrued expenses                             $           535,449     $              478,578
                                                                       --- ----------------    --- -------------------

               Total Current Liabilities                                           535,449                    478,578
                                                                       --- ----------------    --- -------------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; 100,000,000 shares authorized, at $0.001
         par value, 32,401,920 shares issued and outstanding                        32,402                     32,402
     Additional paid-in capital                                                  2,250,641                  2,250,641
     Deficit accumulated prior to the development stage                            (1,200)                    (1,200)
     Deficit accumulated during the development stage                            (765,152)                  (700,596)
                                                                       --- ----------------    --- -------------------

               Total Stockholders' Equity (Deficit)                              1,516,691                  1,581,247
                                                                       --- ----------------    --- -------------------
               TOTAL LIABILITIES AND
                   STOCKHOLDERS' EQUITY (DEFICIT)                      $         2,052,140      $           2,059,825
                                                                       === ================    === ===================
                    The accompanying notes are an integral part of these financial statements.

                                                 ASIA4SALE.COM, INC.
                                            (A Development Stage Company)
                                        Statements of Operations (Unaudited)

                                                                                                    From Inception
                                                                 For the Three                        on July 9,
                                                                  Months Ended                       1999 Through
                                                                   March 31,                           March 31,
                                                   -------------------------------------------
                                                          2006                    2005                   2006
                                                   --------------------    -------------------    --------------------

REVENUES                                           $                 -     $                -     $                 -
                                                   --- ----------------    --- ---------------    --- ----------------

EXPENSES

     General and administrative                                 62,210                 23,321                 867,731
     Depreciation                                                2,347                  2,110                  72,490
                                                   --- ----------------    --- ---------------    --- ----------------

        Total Expenses                                          64,557                 25,431                 940,221
                                                   --- ----------------    --- ---------------    --- ----------------

OTHER INCOME

        Income from sale of investments                              -                      -                  65,084
        Income (loss) from equity investments                        -               (85,240)               1,018,907
        Interest income                                              -                      -                  24,511
                                                   --- ----------------    --- ---------------    --- ----------------

        Total Other Income                                           -               (85,240)               1,108,502
                                                   --- ----------------    --- ---------------    --- ----------------

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                  (64,557)              (110,671)                 168,281
                                                   --- ----------------    --- ---------------    --- ----------------

INCOME (LOSS) FROM
  DISCONTINUED OPERATIONS                                            -              (116,339)               (933,433)
                                                   --- ----------------    --- ---------------    --- ----------------

NET INCOME (LOSS)                                  $          (64,557)     $        (227,010)     $         (765,152)
                                                   === ================    === ===============    === ================

BASIC INCOME (LOSS) PER SHARE                      $            (0.00)     $           (0.01)
                                                   === ================    === ===============

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                      32,401,920           32,401,920
                                                   === ================    === ===============

                     The accompanying notes are an integral part of these financial statements.

                                                  ASIA4SALE.COM, INC.
                                             (A Development Stage Company)
                                         Statements of Cash Flows (Unaudited)
                                                                                                       From Inception
                                                                       For the Three                     on July 9,
                                                                       Months Ended                     1999 Through
                                                                         March 31,                       March 31,
                                                           --------------------------------------
                                                                 2005                 2004                  2005
                                                           -----------------    -----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES

      Net profit (loss)                                    $       (64,557)     $      (227,010)     $        (765,152)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
          Discountinued operations                                        -             (69,980)                747,114
          Depreciation expense                                        2,347                2,110                 72,490
          Gain on sale of investments                                     -                    -               (65,084)
          Gain on equity investment                                       -               85,240            (1,018,907)
      Changes in operating assets and liabilities
          (Increase) decrease in receivables                              -              282,819              (146,858)
          Increase (decrease) in accounts payable
             and accrued expenses                                    56,873             (73,243)                531,571
                                                           --- -------------    --- -------------    --- ---------------

              Net Cash Used by Operating Activities                 (5,337)                 (64)              (644,826)
                                                           --- -------------    --- -------------    --- ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

          Investment in subsidiaries                                      -                    -            (1,634,071)
          Sale of investments                                             -                    -                 75,483
          Purchase of fixed assets                                        -              (1,940)               (78,348)
                                                           --- -------------    --- -------------    --- ---------------

              Net Cash Provided by (Used by)
                Investing Activities                                      -              (1,940)            (1,636,936)
                                                           --- -------------    --- -------------    --- ---------------

CASH FLOWS FROM FINIANCING ACTIVITIES

          Common stock issued for cash                                    -                    -              2,280,558
          Capital contributed by shareholder                              -                    -                  1,485
                                                           --- -------------    --- -------------    --- ---------------

              Net Cash Provided by Financing Activities                   -                    -              2,282,043
                                                               -------------    --- -------------    --- ---------------

          NET DECREASE IN CASH                                      (5,337)              (2,004)                    281
          CASH AT BEGINNING OF PERIOD                                 5,618                2,625                      -
                                                           --- -------------    --- -------------    --- ---------------
          CASH AT END OF PERIOD                            $            281      $           621      $             281
                                                           === =============    === =============    === ===============
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

The Company has no products or services as of March 31, 2006. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company’s primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2006. Our fiscal year end is December 31.

The Company

The Company is a corporation, organized and existing under the laws of the State of Nevada, having been incorporated in September 1996 as “H&L Investments, Inc.” The name of the corporation was changed to “Asia4Sale.com, Inc.” on December 22, 1999.

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

The Company anticipates that we will require only nominal capital to maintain its corporate viability, and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

Results of Operations

During the period ended March 31, 2006, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, we do not expect to generate any revenues until such time as a revenue producing acquisition is accomplished.

Net Losses

For the period from July 9, 1999 to March 31, 2006, the Company recorded a net loss of $765,152 which is attributable to losses from the discontinuation of business operations and to general and administrative expenses from continuing operations. General and administrative expenses include accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Securities Exchange Act of 1934, as amended. During the three month period ended March 31, 2006, the Company recorded a net loss of $64,557 which is primarily attributable to professional fees accounted for as general and administrative expenses.

Since the Company does not anticipate generating any revenues in the near term we will continue to operate at a loss.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to March 31, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $281 and total assets of $2,052,140, with total liabilities of $535,449, as of March 31, 2006. The assets consisted primarily of investments totaling $1,939,552 related to our minority interest in WWA. Net stockholders’ equity in the Company was $1,516,691 at March 31, 2006.

We are holding our shares of WWA as an equity investment. The shares are restricted common stock in a publicly traded company. As the market allows and in accordance with the limits of Rule 144, we intend to sell all or part of the shares as a source of operating funds. Any sales proceeds may be used to fund payment of ongoing expenses.

The Company’s current assets are only sufficient to sustain operations for 30 days or less. We need to raise approximately $150,000 in additional cash to sustain operations for the next 12 months. Other than the sales of shares of WWA, we have no current commitments or arrangements with respect to funding nor do we have immediate sources of funding. Further, no assurances can be given that any additionally funding would be available to us on acceptable terms if at all. Although our major shareholders would be the most likely source of new funding in the form of loans or equity placements, none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain additional funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as we successfully complete an acquisition or merger. At that time, management will evaluate the possible effects of inflation on our business and operations.

Net Operating Loss Carryforwards

We have accumulated approximately $1,610,000 of net operating loss carryforwards as of March 31, 2006. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements as of March 31, 2006 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

Forward Looking Statements and Factors that May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation”, with the exception of historical facts, are forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These forward looking statements include, but are not limited to, statements concerning:

o        our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;
o        the sufficiency of existing capital resources to meet our cash and working capital needs;
o        our ability to raise additional capital to fund cash requirements for future operations;
o        our ability to maintain our corporate existence as a viable entity;
o        the volatility of the stock market; and
o        general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Risks Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 1996, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $765,152 at March 31, 2006. During the three months ended March 31, 2006, we recorded a net loss of $64,557. Though the Company has a historical income from the sale of investments, interest, and equity investments, we have never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources and current assets of only $281. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2007, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended December 31, 2005, included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by it conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $700,596 as of December 31, 2005, which increased to $765,152 as of March 31, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

The Company’s management, including the chief executive officer and chief financial officer, does not expect that its disclosure controls or internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company should address these concerns at the earliest possible opportunity.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 17 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia4Sale.com, Inc.

Date: May 15, 2006

By: /s/ Eric Montandon

Eric Montandon

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

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