Form 10QSB
period 2006-06-30
ASIA 4 SALE COM INC
filed 2006-08-14
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 14, 2006 was 40,703,265.

Transitional Small Business Disclosure Format (Check one);

Yes                   No       X

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - June 30, 2006 (unaudited) and December 31, 2005	4
Statements of Operations - three and six months ended June 30, 2006 and 2005 and the period from inception on July 9, 1999 to June 30, 2006 (unaudited)	5
Statements of Cash Flows - six months ended June 30, 2006 and 2005 and the period from inception on July 9, 1999 to June 30, 2006 (unaudited)	6
Notes to Financial Statements	7

Item 2. Management's Plan of Operations	8
Item 3. Controls and Procedures	13
Part II. - Other Information
Item 1. Legal Proceedings	14
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	15
Signatures	16
Exhibits	17

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

                                               ASIA4SALE.COM, INC.
                                          (A Development Stage Company)
                                                  Balance Sheets

                                                      ASSETS

                                                                    June 30,                     December 31,
                                                                      2006                           2005
                                                              ----------------------        -----------------------
                                                              ----------------------        -----------------------
                                                                   (Unaudited)
CURRENT ASSETS
     Cash                                                     $               9,665         $                5,618
                                                              --- ------------------        ----------------------

        Total Current Assets                                                  9,665                          5,618
                                                              ---------------------        ----------------------

FIXED ASSETS

     Equipment, Net                                                           5,858                          8,205
                                                              ---------------------        ----------------------

        Total Fixed Assets                                                    5,858                          8,205
                                                              ---------------------        ----------------------

OTHER ASSETS

     Other receivables                                                      101,500                        101,500

     Equity investment                                                    1,939,552                      1,939,552

     Other investments                                                        6,480                              -

     Note receivable                                                        900,000                              -

     Deposit                                                                  4,950                          4,950

                                                                  ------------------        ----------------------

        Total Other Assets                                                2,952,482                      2,046,002
                                                              ---------------------        ----------------------

        TOTAL ASSETS                                          $           2,968,005                 $    2,059,825
                                                              =====================        ======================

                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Accounts payable and accrued expenses                    $              67,690         $              478,578

     Notes payable                                                          984,382                              -
                                                              ---------------------        ----------------------

        Total Current Liabilities                                         1,052,072                        478,578
                                                              ---------------------        ----------------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; 100,000,000 shares authorized,
       at $0.001 par value,  40,703,265 and 32,401,920
       shares issued and outstanding, respectively                           40,703                         32,402
     Additional paid-in capital                                           2,762,400                      2,250,641
     Deficit accumulated prior to the development stage                     (1,200)                        (1,200)
     Deficit accumulated during the development stage                     (885,970)                      (700,596)
                                                              ---------------------        ----------------------

        Total Stockholders' Equity (Deficit)                              1,915,933                      1,581,247
                                                              ---------------------        ----------------------

        TOTAL LIABILITIES AND STOCKHOLDERS'

          EQUITY (DEFICIT)                                    $           2,968,005                 $    2,059,825
                                                              =====================        ======================

                              The accompanying notes are an integral part of these financial statements.

                                                                      ASIA4SALE.COM, INC.
                                                                 (A Development Stage Company)
                                                              Statements of Operations (Unaudited)
                                                                                                                                                      From
                                                                                                                                                    Inception
                                                                          For the Three                             For the Six                    on July 9,
                                                                          Months Ended                             Months Ended                   1999 Through
                                                                            June 30,                                 June 30,                       June 30,
                                                               ------------------------------------    --------------------------------------
                                                                    2006                2005                 2006                 2005                2006
                                                               ---------------    -----------------    -----------------    -----------------    ----------------

REVENUES                                                       $   -              $              -     $              -     $              -     $             -
                                                               --- -----------    --- -------------    --- -------------    --- -------------    --- ------------

EXPENSES

     General and administrative                                    120,818                  10,479              180,680               33,800             988,549

     Depreciation                                                  2,347                     2,110                4,694                4,220              72,490
                                                               --- -----------    --- -------------    --- -------------    --- -------------    --- ------------

        Total Expenses                                             123,165                  12,589              185,374               38,020           1,061,039
                                                               --- -----------    --- -------------    --- -------------    --- -------------    --- ------------

OTHER INCOME

        Income from sale

          of investments                                           -                             -                    -                    -              65,084
        Income (loss) from

          equity investments                                       -                       338,852                    -              253,612           1,018,907

        Interest income                                            -                             -                    -                    -              24,511
                                                               --- -----------    --- -------------    --- -------------    --- -------------    --- ------------

        Total Other Income                                         -                       338,852                    -              253,612           1,108,502
                                                               --- -----------    --- -------------    --- -------------    --- -------------    --- ------------

INCOME (LOSS) FROM CONTINUING OPERATIONS                           (123,165)               326,263            (185,374)              215,592              47,463
                                                               --- -----------    --- -------------    --- -------------    --- -------------    --- ------------

INCOME (LOSS) FROM  DISCONTINUED OPERATIONS                        -                             -                    -            (116,339)           (933,433)
                                                               --- -----------    --- -------------    --- -------------    --- -------------    --- ------------

NET INCOME (LOSS)                                              $   (123,165)      $        326,263     $      (185,374)     $         99,253     $     (885,970)
                                                               === ===========    === =============    === =============    === =============    === ============

BASIC INCOME (LOSS)  PER SHARE                                 $       (0.00)     $           0.01     $         (0.01)     $           0.00
                                                               === ===========    === =============    === =============    === =============

WEIGHTED AVERAGE  NUMBER OF SHARES OUTSTANDING                     36,552,593           32,401,920           35,169,035           32,401,920
                                                               === ===========    === =============    === =============    === =============

                               The accompanying notes are an integral part of these financial statements.

                                                ASIA4SALE.COM, INC.
                                            (A Development Stage Company)
                                        Statements of Cash Flows (Unaudited)
                                                                                                     From Inception
                                                                       For the Six                     on July 9,
                                                                       Months Ended                   1999 Through
                                                                         June 30,                       June 30,
                                                           -------------------------------------
                                                                2006                 2005                 2006
                                                           ----------------    -----------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                    $     (185,374)     $         99,253     $       (885,970)

      Adjustments to reconcile net loss to
        net cash used by operating activities:
         Discountinued operations                                        -             (69,980)               747,114
         Depreciation expense                                        4,694                4,220                74,837

         Gain on sale of investments                                     -                    -              (65,084)

         Gain on equity investment                                       -            (253,612)           (1,018,907)
      Changes in operating assets and liabilities

         (Increase) decrease in receivables                              -              282,819             (146,858)
         Increase (decrease) in accounts payable and
           accrued expenses                                      (413,235)             (61,243)                61,464
                                                           --- ------------    --- -------------    --- --------------

             Net Cash Used by Operating Activities               (593,915)                1,457           (1,233,404)
                                                           --- ------------    --- -------------    --- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Investment in subsidiaries                                      -                    -           (1,634,071)

         Purchase of short-term investments                        (6,480)                    -               (6,480)

         Sale of investments                                             -                    -                75,483

         Purchase of fixed assets                                        -              (1,940)              (78,348)
                                                           --- ------------    --- -------------    --- --------------

             Net Cash Provided by (Used by)
               Investing Activities                                (6,480)              (1,940)           (1,643,416)
                                                           --- ------------    --- -------------    --- --------------

CASH FLOWS FROM FINIANCING ACTIVITIES

         Common stock issued for cash                              520,060                    -             2,800,618

         Cash received on note payable                             984,382                    -               984,382
         Cash paid on note receivable                            (900,000)                    -             (900,000)

         Capital contributed by shareholder                              -                    -                 1,485
                                                           --- ------------    --- -------------    --- --------------

             Net Cash Provided by Financing Activities             604,442                    -             2,886,485
                                                           --- ------------    --- -------------    --- --------------

         NET DECREASE IN CASH                                        4,047                (483)                 9,665

         CASH AT BEGINNING OF PERIOD                                 5,618                2,625                     -
                                                           --- ------------    --- -------------    --- --------------

         CASH AT END OF PERIOD                             $         9,665      $         2,142      $          9,665
                                                           === ============    === =============    === ==============

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION
      CASH PAID FOR:
         Interest                                          $             -      $             -      $              -
         Income Taxes                                      $             -      $             -      $              -

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

The Company has no products or services as of June 30, 2006. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company’s primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

NOTE 3 - SIGNIFICANT EVENT
During the quarter ended June 30, 2006, the Company issued 8,301,345 shares of common stock for an aggregate of $520,060 in cash, at prices ranging from $0.06 to $0.08 per share.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2006. Our fiscal year end is December 31.

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

The Company anticipates that we will require only nominal capital to maintain our corporate viability, and necessary funds will most likely be provided by our officers and directors in the immediate future. However, unless we are able to facilitate an acquisition of or merger with an operating business or are able to obtain significant outside financing, there is substantial doubt about our ability to continue as a going concern.

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

We do not intend to use any employees, with the possible exception of part-time clerical assistance on an as-needed basis. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to continue the search for business opportunities during the next twelve months.

Results of Operations

During the period ended June 30, 2006, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, we do not expect to generate any revenues until such time as a revenue producing acquisition is accomplished.

Net Losses

For the period from July 9, 1999 to June 30, 2006, the Company recorded a net loss of $885,970 which is primarily attributable to losses from the discontinuation of business operations and to general and administrative expenses from continuing operations. General and administrative expenses include accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Securities Exchange Act of 1934, as amended.

During the three month period ended June 30, 2006, the Company recorded a net loss of $123,165 as compared to net income of $326,263 during the comparable 2005 period. During the six month period ended June 30, 2006, the Company recorded a net loss of $185,374 as compared to net income of $99,253 during the comparable 2005 period. Net losses in the current periods are primarily attributable to general and administrative expenses. During the comparable periods in 2005, the Company recognized significant gains on equity investments which were only partially offset by general and administrative expenses. The 2006 general and administrative expenses were primarily professional fees.

Since the Company does not anticipate generating any revenues in the near term we will continue to operate at a loss.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to June 30, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $9,665, consisting solely of cash on hand, and current and total liabilities of $1,052,072, as of June 30, 2006. Additionally, we have assets consisting primarily of investments totaling $1,939,552 related to our minority interest in WWA. Net stockholders’ equity in the Company was $1,915,933 at June 30, 2006.

We are holding our shares of WWA as an equity investment. The shares are restricted common stock in a publicly traded company. As the market allows and in accordance with the limits of Rule 144, we intend to sell all or part of the shares as a source of operating funds. Any sales proceeds may be used to fund payment of ongoing expenses.

During the three months ended June 30, 2006, our expenses were paid with funds received primarily from the sale of common shares.

The Company’s current assets are only sufficient to sustain operations for 90 days or less. We need to raise approximately $150,000 in additional cash to sustain operations for the next 12 months. Other than the sales of shares of WWA, we have no current commitments or arrangements with respect to funding nor do we have immediate sources of funding. Further, no assurances can be given that any additionally funding would be available to us on acceptable terms if at all. Although our major shareholders would be the most likely source of new funding in the form of loans or equity placements, none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain additional funding, if required, would have a material adverse affect on our plan of operation.

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

Net Operating Loss Carryforwards

We have accumulated approximately $1,650,000 of net operating loss carryforwards as of June 30, 2006. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements as of June 30, 2006 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

o the volatility of the stock market; and

o general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since our inception in 1996, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit during our development stage of $885,970 at June 30, 2006. During the three months ended June 30, 2006, we recorded a net loss of $123,165. Though the Company has a historical income from the sale of investments, interest, and equity investments, we have never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission (“Commission”). Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources and current assets of only $9,665. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

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

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2005, included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of $700,596 as of December 31, 2005, which increased to $885,970 as of June 30, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (1) obtaining additional funding from the sale of our securities; and (2) obtaining loans where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three month period ended June 30, 2006, the Company authorized the issuance of 92,500 shares to common stock to Eric Montandon valued at $0.08 per share for cash consideration of $7,400 in the form of debt, relying on exemptions provided by Section 4(2) of the Securities Act of 1933, as amended.

The Company made this offering based on the following factors: (1) the issuance was an isolated private transaction by the Company which did not involve a public offering; (2) there was only one offeree who is an officer and director of the Company that was issued the Company’s stock in satisfaction of debt; (3) the offeree stated an intention not to resell the stock; (4) there were no subsequent or contemporaneous public offerings of the warrants; and (5) the negotiations that lead to the issuance of the warrants took place directly between the offeree and the Company.

During the three month period ended June 30, 2006, the Company authorized the issuance of 8,208,845 shares of common stock to certain individuals and entities valued between $0.06, $0.08 per share for cash consideration of $520,060, relying on exemptions provided by Regulation S of the Securities Act of 1933, as amended.

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

The Company complied with the requirements of Regulation S for all of the above issuances by having no directed selling efforts made in the United States, by selling only to offerees who were outside the United States at the time of the offering, and ensuring that the entities to whom the stock were issued were non-U.S. persons with addresses in foreign countries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 16 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia4Sale.com, Inc.

Date: August 14, 2006                     By: /s/ Eric Montandon

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