Form 10QSB
period 2006-09-30
ASIA 4 SALE COM INC
filed 2006-11-14
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X ]     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006.

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

Yes     X              No

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 14, 2006 was 40,703,265.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - September 30, 2006 (unaudited) and December 31, 2005	4
Statements of Operations - three and nine months ended September 30, 2006 and 2005 and the period from inception on July 9, 1999 to September 30, 2006 (unaudited)	5
Statements of Cash Flows - nine months ended September 30, 2006 and 2005 and the period from inception on July 9, 1999 to September 30, 2006 (unaudited)	6
Notes to Financial Statements	7

Item 2. Management's Plan of Operations	8
Item 3. Controls and Procedures	14
Part II. - Other Information
Item 1. Legal Proceedings	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults Upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	15
Item 5. Other Information	15
Item 6. Exhibits	15
Signatures	16
Exhibits	17

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

                                                ASIA4SALE.COM, INC.
                                           (A Development Stage Company)
                                                   Balance Sheets

                                                       ASSETS

                                                                        September                 December 31,
                                                                           2006                       2005
                                                                  -----------------------    ------------------------
                                                                  -----------------------    ------------------------
                                                                       (Unaudited)
CURRENT ASSETS

     Cash                                                         $                1,940     $                 5,618
                                                                  ---- ------------------    ---- -------------------
         Total Current Assets                                                      1,940                       5,618
                                                                  ---- ------------------    ---- -------------------

FIXED ASSETS

     Equipment, Net                                                                4,684                       8,205
                                                                  ---- ------------------    ---- -------------------
         Total Fixed Assets                                                        4,684                       8,205
                                                                  ---- ------------------    ---- -------------------

OTHER ASSETS

     Other receivables                                                           101,500                     101,500
     Equity investment                                                         1,939,552                   1,939,552

     Other investments                                                             6,480                           -

     Note receivable                                                             900,000                           -
     Deposit                                                                       4,360                       4,950
                                                                  ---- ------------------         -------------------
                                                                       ------------------         -------------------
         Total Other Assets                                                    2,951,892                   2,046,002
                                                                  ---- ------------------    ---- -------------------

         TOTAL ASSETS                                             $            2,958,516     $             2,059,825
                                                                  ==== ==================    ==== ===================

                                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Accounts payable and accrued expenses                        $               44,446     $               478,578

     Notes payable                                                               998,445                           -
                                                                  ---- ------------------    ---- -------------------
         Total Current Liabilities                                             1,042,891                     478,578
                                                                  ---- ------------------    ---- -------------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; 100,000,000 shares authorized,
       at $0.001 par value,  40,703,265 and 32,401,920
       shares issued and outstanding, respectively                                40,703                      32,402
     Additional paid-in capital                                                2,762,400                   2,250,641
     Deficit accumulated prior to the development stage                          (1,200)                     (1,200)
     Deficit accumulated during the development stage                          (886,278)                   (700,596)
                                                                  ---- ------------------    ---- -------------------
         Total Stockholders' Equity (Deficit)                                  1,915,625                   1,581,247
                                                                  ---- ------------------    ---- -------------------

         TOTAL LIABILITIES AND STOCKHOLDERS'
           EQUITY (DEFICIT)                                       $            2,958,516     $             2,059,825
                                                                  ==== ==================    ==== ===================

                              The accompanying notes are an integral part of these financial statements.

                                                                      ASIA4SALE.COM, INC.
                                                                  (A Development Stage Company)
                                                               Statements of Operations (Unaudited)
                                                                                                                                                      From
                                                                                                                                                    Inception
                                                                For the Three                                  For the Nine                        on July 9,
                                                                 Months Ended                                  Months Ended                       1999 Through
                                                                September 30,                                 September 30,                       September 30,
                                                   -----------------------------------------    -------------------------------------------
                                                         2006                   2005                   2006                   2005                    2006
                                                   ------------------    -------------------    -------------------    --------------------    --------------------
REVENUES                                           $                     $                      $                      $                       $
                                                                    -                      -                     -                       -                        -
                                                   -- ---------------    --- ---------------    --- ---------------    --- ----------------    --- ----------------

EXPENSES
     General and administrative                                11,355                 17,655               182,161                  51,455                  987,683

     Depreciation                                               1,174                  2,110                 3,521                   6,330                   73,664
                                                   -- ---------------    --- ---------------    --- ---------------    --- ----------------    --- ----------------
        Total Expenses                                         12,529                 19,765               185,682                  57,785            1,061,347
                                                   -- ---------------    --- ---------------    --- ---------------    --- ----------------    --- ----------------

OTHER INCOME

     Income from sale  of investments                               -                      -                     -                       -                   65,084

     Income (loss) from equity investments                          -                 76,046                     -                 329,658                1,018,907

     Interest income                                                -                      -                     -                       -                   24,511
                                                   -- ---------------    --- ---------------    --- ---------------    --- ----------------    --- ----------------
        Total Other Income                                                            76,046                                       329,658                1,108,502
                                                                    -                                            -
                                                   -- ---------------    --- ---------------    --- ---------------    --- ----------------    --- ----------------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS                                      (12,529)                 56,281             (185,682)                 271,873                   47,155
                                                   -- ---------------    --- ---------------    --- ---------------    --- ----------------    --- ----------------

INCOME (LOSS) FROM

  DISCONTINUED OPERATIONS                                           -                      -                     -                (116,339)               (933,433)
                                                   -- ---------------    --- ---------------    --- ---------------    --- ----------------    --- ----------------

NET INCOME (LOSS)                                  $         (12,529)      $          56,281      $      (185,682)      $          155,534       $        (886,278)
                                                   == ===============    === ===============    === ===============    === ================    === ================

BASIC INCOME (LOSS) PER SHARE                      $           (0.00)     $             0.00     $          (0.01)     $              0.00
                                                   == ===============    === ===============    === ===============    === ================

WEIGHTED AVERAGE  NUMBER
   OF SHARES  OUTSTANDING                                  40,703,265             32,401,920            36,552,593              32,401,920
                                                   == ===============    === ===============    === ===============    === ================

                               The accompanying notes are an integral part of these financial statements.

                                                 ASIA4SALE.COM, INC.
                                            (A Development Stage Company)
                                         Statements of Cash Flows (Unaudited)
                                                                                                      From Inception
                                                                       For the Nine                     on July 9,
                                                                       Months Ended                    1999 Through
                                                                      September 30,                    September 30,
                                                          ---------------------------------------
                                                                2006                 2005                  2006
                                                          -----------------    ------------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

      Net income (loss)                                   $      (185,682)     $         155,534     $       (886,278)

      Adjustments to reconcile net loss to
       net cash used by operating activities:
         Discontinued operations                                         -              (69,980)               747,114
         Depreciation expense                                        3,521                 6,330                73,663
         Gain on sale of investments                                     -                     -              (65,084)
         Gain on equity investment                                       -             (329,658)           (1,018,907)
      Changes in operating assets and liabilities
         (Increase) decrease in receivables                              -               282,819             (146,858)
         Decrease in deposits                                          590                     -                   590
         Increase (decrease) in accounts payable
          and accrued expenses                                   (434,132)              (39,243)                40,568
                                                          -- --------------    ----- ------------    --- --------------
             Net Cash Used by Operating Activities               (615,703)                 5,802           (1,255,192)
                                                          -- --------------    ----- ------------    --- --------------

CASH FLOWS FROM INVESTING ACTIVITIES

         Investment in subsidiaries                                      -                     -           (1,634,071)
         Purchase of short-term investments                        (6,480)                     -               (6,480)
         Sale of investments                                             -                     -                75,483
         Purchase of fixed assets                                        -               (1,940)              (78,348)
                                                          -- --------------    ----- ------------    --- --------------
             Net Cash Provided by (Used by)
              Investing Activities                                 (6,480)               (1,940)           (1,643,416)
                                                          -- --------------    ----- ------------    --- --------------

CASH FLOWS FROM FINIANCING ACTIVITIES

         Common stock issued for cash                              520,060                     -             2,800,618
         Cash received on note payable                             998,445                     -               998,445
         Cash paid on note receivable                            (900,000)                     -             (900,000)
         Capital contributed by shareholder                              -                     -                 1,485
                                                          -- --------------    ----- ------------    --- --------------
             Net Cash Provided by Financing Activities             618,505                     -             2,900,548
                                                          -- --------------    ----- ------------    --- --------------

         NET DECREASE IN CASH                                      (3,678)                 3,862                 1,940

         CASH AT BEGINNING OF PERIOD                                 5,618                 2,625                     -
                                                          -- --------------    ----- ------------    --- --------------

         CASH AT END OF PERIOD                            $          1,940     $           6,487     $           1,940
                                                          == ==============    ===== ============    === ==============

SUPPLIMENTAL DISCLOSURES OF CASH FLOW INFORMATION

      CASH PAID FOR:
         Interest                                         $              -       $             -     $               -
         Income Taxes                                     $              -       $             -     $               -

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

The Company has no products or services as of September 30, 2006. The Company was organized primarily as a vehicle to seek merger or acquisition candidates. The Company’s primary focus is to seek out and consummate a merger with or acquisition of an existing operating entity.

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

NOTE 3 - SIGNIFICANT EVENT
During the nine-months ended September 30, 2006, the Company issued 8,301,345 shares of common stock for an aggregate of $520,060 in cash, at prices ranging from $0.06 to $0.08 per share.

ITEM 2.          MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2006. Our fiscal year end is December 31.

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

Results of Operations

During the period ended September 30, 2006, the Company remained in the process of identifying a prospective business opportunity, which opportunity if acquired, may or may not produce revenue. Therefore, due to this uncertainty, we do not expect to generate any revenues until such time as a revenue producing acquisition is accomplished.

Net Losses

For the period from July 9, 1999 to September 30, 2006, the Company recorded a net loss of $886,278 which is primarily attributable to losses from the discontinuation of business operations and to general and administrative expenses from continuing operations. General and administrative expenses include accounting expenses, professional fees consulting fees, and costs associated with the preparation of disclosure documentation in connection with registration pursuant to the Securities Exchange Act of 1934, as amended.

During the three month period ended September 30, 2006, the Company recorded a net loss of $12,529 as compared to net income of $56,281 during the comparable 2005 period. During the nine month period ended September 30, 2006, the Company recorded a net loss of $185,682 as compared to net income of $155,534 during the comparable 2005 period. Net losses in the current periods are primarily attributable to general and administrative expenses. During the comparable periods in 2005, the Company recognized significant gains on equity investments which were only partially offset by general and administrative expenses. The 2006 general and administrative expenses were primarily professional fees.

Since the Company does not anticipate generating any revenues in the near term we will continue to operate at a loss.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to September 30, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $1,940, consisting solely of cash on hand, and current and total liabilities of $1,042,891, as of September 30, 2006. Additionally, we have assets consisting primarily of investments totaling $2,958,516 related to our minority interest in WWA and a note receivable. Net stockholders’ equity in the Company was $1,915,625 at September 30, 2006.

We are holding our shares of WWA as an equity investment. The shares are restricted common stock in a publicly traded company. As the market allows and in accordance with the limits of Rule 144, we intend to sell all or part of the shares as a source of operating funds. Any sales proceeds may be used to fund payment of ongoing expenses.

During the nine months ended September 30, 2006, our expenses were paid with funds received primarily from the sale of 8,301,345 common shares which we exchanged for cash consideration of $520,060 at prices ranging from $0.06 to $0.08 per share.

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

Net Operating Loss Carryforwards

We have accumulated approximately $1,650,000 of net operating loss carryforwards as of September 30, 2006. This loss carryforward may be offset against taxable income and income taxes in future years and expires in the year 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. In the event of certain changes in control, there will be an annual limitation on the amount of net operating loss carryforwards which can be used. No tax benefit has been reported in the financial statements as of September 30, 2006 because it has been fully offset by a valuation reserve. The use of future tax benefit is undeterminable because we presently have no operations.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations

In September 2006, the Securities and Exchange Commission (“Commission”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

Forward Looking Statements and Factors that May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A(b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

o our ability to search for an appropriate business opportunity and to subsequently acquire or merge with such entity;

o the sufficiency of existing capital resources to meet our cash and working capital needs;

o our ability to raise additional capital to fund cash requirements for future operations;

o our ability to maintain our corporate existence as a viable entity; and

o the volatility of the stock market and general economic conditions.

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

Since our inception in 1996, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit during our development stage of $886,278 at September 30, 2006. During the three months ended September 30, 2006, we recorded a net loss of $12,529. Though the Company has a historical income from the sale of investments, interest, and equity investments, we have never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources and current assets of only $1,940. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. The report will also contain a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of internal controls. If we are unable to assert that our internal controls are effective as of December 31, 2008, or if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on our management’s evaluation or on the effectiveness of our internal controls, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of during the development stage of $700,596 as of December 31, 2005, which increased to $886,278 as of September 30, 2006. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (i) obtaining additional funding from the sale of our securities; and (ii) obtaining loans where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.           CONTROLS AND PROCEDURES.

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for

establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2006. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2006, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Asia4Sale.com, Inc.

By: /s/ Eric Montandon

Eric Montandon

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer Date:

November 14, 2006

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