Form 10KSB
period 2006-12-31
ASIA 4 SALE COM INC
filed 2007-04-16
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X ]     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006 .

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

Yes     X              No

The registrant's net sales for the year ended December 31, 2006, were $0.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates was approximately $3,332,257 for the common stock on April 9, 2007  based on the price of $0.08 at which the common stock was sold in December of 2006.

At April 9, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 42,545,716.

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

The Company sold 553,492 shares (approximately 7%) of WWA during 2003 and 2004, for $133,000. The net gain from the sale of the WWA shares has been accounted for as “Other Income” in 2003 and 2004. As of April 2007, the Company holds 7,068,842 shares of the common stock of WWA, which is equal to 42.4% of all issued and outstanding stock of WWA.

Since mid year 2000, the Company has been actively seeking one or more operating companies to acquire.

The Company is in the development stage and has generated no significant revenue. We have been funded primarily through stock sales, sales of approximately 7% of our original equity in WWA, and loans from officers and shareholders.

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

Employees

The Company is a development stage company and currently has no employees. Eric Montandon, our sole executive officer and a director, manages the Company. The Company looks to Mr. Montandon for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

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

Common stock price is volatile

The price of our common stock is extremely volatile and investors may not be able to sell their shares at or above their purchase price, or at all. Our stock was originally quoted on the OTC Bulletin Board, was subsequently relegated to the “Pink Sheets”, and in July 2005 the Securities and Exchange Commission (“Commission”) suspended all trading in our securities due to delinquent filings. We have since brought current our filings with the Commission and plan to develop a public market for our securities in the near future. However, there is no assurance that a public market will ever be realized. The price of our common stock in a public market could be highly volatile and could fluctuate substantially because of:

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

* receive the purchaser’s written consent to the transaction prior to the purchase; and

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

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports.

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

Reports to Security Holders

The Company’s annual report will contain audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission.

The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

We currently maintain our offices at 2465 West 12th Street, Suite 2 Tempe, Arizona 85281 which we share with WWA Group, Inc. The office space is comprised of 2,500 square feet for which WWA Group, Inc. pays $1,600 on a monthly basis. The office lease is due to expire in June 2007.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party to material pending legal proceedings. To the best of the Company’s knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of our security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS.

Market Information

As of the date of this filing, there is no public market for our securities. The Company has future plans to file for trading on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (the “NASD”). However, there can be no assurance that the Company will ever be cleared for trading by the NASD.

As there has been no public trading of our securities, there is no high or low bid pricing to report.

Stockholders

As of April 9, 2007 there were 1,609 stockholders of record of our common stock. This does not include an indeterminate number of shareholders who may hold their shares in “street name”.

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

All common shares and any preferred shares that might be issued in the future, subject to the Company’s bylaws, rank equally for the payment of dividends. If a dividend was to be paid all issued shares would be eligible.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended December 31, 2006.

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

Net Income and Losses

During the twelve month period ended December 31, 2006, we did not realize any revenues from operations though we did recognize an “Income from equity investment” of $500,223. We spent $229,168 in general and administrative expenses, primarily consisting of legal, accounting and consulting expenses, and we recorded $6,674 in depreciation for the year 2006. Our net income for the year ended December 31, 2006, was $264,381.

For the period from July 9, 1999 to December 31, 2006, the Company recorded a net loss of $436,216. The Company’s operating losses were primarily attributable to discontinued operations and to general and administrative expenses from continuing operations. General and administrative expenses since inception included web hosting and development, legal and professional expenses, salaries, and marketing expenses.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to December 31, 2006.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and shareholders’ equity. The Company had current assets of $545 and total assets of $3,454,191, with total liabilities of $993,106, as of December 31, 2006. The assets consisted primarily of equity investments totaling $2,439,776 in connection with our minority interest in WWA. Net stockholders equity in the Company was $2,461,085 at December 31, 2006.

Cash flow used by operating activities was $662,450 for the twelve month period ended December 31, 2006, as compared to cash flow provided by operating activities of $4,934 for the twelve month period ended December 31, 2005. The decrease in cash flow used in operating activities is attributed primarily to the decrease in accounts payable and accrued liabilities as compared to the prior year.

Cash flow used in investing activities was $6,480 for the twelve month period ended December 31, 2006, as compared to cash flow used in investing activities of $1,941 for the twelve month period ended December 31, 2005. The cash flow used by investing activities in 2006 pertains to the Company’s purchase of other investments.

Cash flow provided by financing activities was $663,857 for the twelve month periods ended December 31, 2006, compared to $0 during the twelve months ended December 31, 2005. The positive cash flow during the current period resulted from receipts from conversion of debt to equity and the sale of common stock, partially offset by cash paid on notes receivable.

The Company’s current assets are not sufficient to conduct its plan of operation over the next twelve (12) months. We have no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to us on acceptable terms. Although, our major shareholders would be the most likely source of new funding in the form of loans or equity placements none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain funding, if required, would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operation, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

— our anticipated financial performance and business plan;

— the sufficiency of existing capital resources;

— our ability to raise additional capital to fund cash requirements for future operations;

— uncertainties related to the Company’s future business prospects;

— the ability of the Company to generate revenues to fund future operations;

— the volatility of the stock market and;

— general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”. This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended December 31, 2006, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from related party advances and private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from prospective business opportunities; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended December 31, 2006, are attached hereto as pages F-1 through F-16.

ASIA4SALE.COM, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2006

                                                            C O N T E N T S

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

Asia4sale.com, Inc.

(A Development Stage Company)

Phoenix, Arizona

We have audited the accompanying balance sheet of Asia4sale.com, Inc. (a development stage company) as of December 31, 2006 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and from inception on July 9, 1999 through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia4sale.com, Inc. (a development stage company) as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 and from inception on July 9, 1999 through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered

Las Vegas, Nevada

March 30, 2007

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                             Balance Sheet

                                                                ASSETS

                                                                                                 December 31,
                                                                                                       2006

CURRENT ASSETS

   Cash$                                                                                                     545

     Total Current Assets                                                                                    545

FIXED ASSETS, net                                                                                          1,530

OTHER ASSETS

   Other receivables                                                                                     101,500
   Equity investment                                                                                   2,439,776
   Other investments                                                                                       6,480
   Notes receivable                                                                                      900,000
   Deposits                                                                                                4,360

     Total Other Assets                                                                                3,452,116

     TOTAL ASSETS                                                                              $       3,454,191

                                                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

   Accounts payable and accrued liabilities                                                    $          44,706
   Notes payable                                                                                         948,400

     Total Current Liabilities                                                                           993,106

       Total Liabilities                                                                                 993,106

STOCKHOLDERS' EQUITY

   Common stock: 100,000,000 shares authorized of $0.001 par value,
    41,895,715 shares issued and outstanding                                                              41,896
   Additional paid-in capital                                                                          2,856,604
   Accumulated deficit                                                                                   (1,200)
   Deficit accumulated during the development stage                                                    (436,215)

     Total Stockholders' Equity                                                                        2,461,085

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $       3,454,191

                             The accompanying notes are an integral part of these financial statements.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                       Statements of Operations
                                                                                                        From
                                                                                                       Inception on
                                                                                                           July 9,
For the Years Ended                                          1999 Through
                                                                          December 31,             December 31,
                                                                 2006       2005                    2006

REVENUES                                                   $               -    $               -   $                 -

EXPENSES

   Depreciation and amortization                                       6,674                8,677                76,817
   General and administrative                                        229,168               93,324             1,034,689

     Total Expenses                                                  235,842              102,001             1,111,506

OTHER INCOME (EXPENSE)

   Income from sale of investments                                         -                    -                65,084
   Income from equity investment                                     500,223              535,934             1,519,130
   Interest income                                                         -                    -                24,511

     Total Other Income (Expense)                                    500,223              535,934             1,608,725

INCOME (LOSS) FROM CONTINUING
  OPERATIONS                                                         264,381              433,933               497,219

LOSS FROM DISCONTINUED OPERATIONS                                          -             (116,339)            (933,433)

NET INCOME (LOSS)                                          $         264,381    $         317,594   $         (436,216)

BASIC LOSS PER SHARE OF
 COMMON STOCK                                              $            0.01    $            0.01

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                                        41,895,715           32,401,920

                             The accompanying notes are an integral part of these financial statements.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                             Statements of Stockholders' Equity (Deficit)

                                                                                                                         Deficit
                                                                                                                      Accumulated
                                                                                Additional                             During
                                                      Common Stock                  Paid-In       Accumulated             Development
                                                Shares       Amount           Capital     Deficit                        Stage

Balance at July 9, 1999 (Inception)              2,000,000  $   2,000      $    (1,000)     $    (1,200)               $   -

Contributed capital by shareholders             -              -                  1,485              -                     -

Net loss for the year ended
  December 31, 1999                             -              -                -                    -               (1,285)

Balance, December 31, 1999                       2,000,000      2,000               485          (1,200)             (1,285)

Common stock issued for cash and
  acquisition of LTD                            19,600,000     19,600         1,980,400              -                     -

Net loss for the year ended
  December 31, 2000                             -              -                -                    -           (1,033,374)

Balance, December 31, 2000                      21,600,000     21,600         1,980,885          (1,200)         (1,034,659)

Common stock issued for cash at
  approximately $0.02 per share                  7,608,000      7,608           157,552              -                     -

Net loss for the year ended
  December 31, 2001                             -              -                -                    -             (173,390)

Balance, December 31, 2001                      29,208,000     29,208         2,138,437          (1,200)         (1,208,049)

Common stock issued for cash at
  approximately $0.04 per share                  3,193,920      3,194           112,204              -                     -

Net income for the period from
  January 1, 2002 through
  December 31, 2004                             -              -                -                    -               189,859

Balance, December 31, 2004                      32,401,920     32,402         2,250,641          (1,200)         (1,018,190)

Net income for the year ended
  December 31, 2005                             -              -                -                    -               317,594

Balance, December 31, 2005                      32,401,920     32,402         2,250,641          (1,200)           (700,596)

Common stock issued for cash and debt
Conversion at $0.06 to $0.08 per share           9,492,795      9,494           605,963              -                     -

Net income for the year ended
  December 31, 2006                             -               -               -                    -               264,381

Balance, December 31, 2006                      41,895,715   $ 41,896       $ 2,856,604   $      (1,200)    $      (436,215)

                             The accompanying notes are an integral part of these financial statements.

                                                           ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                       Statements of Cash Flows

                                                                                                                      From
                                                                                                                Inception on
                                                                                                                    July 9,
                                                                                    For the Years Ended          1999 Through
                                                                                      December 31,                   December 31,
                                                                        2006          2005                             2006
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                   $ 264,381               $ 317,594            $ (436,215)
   Adjustments to reconcile net loss to net cash used
    by operating activities:
     Discontinued operations                                                   -                (69,980)                747,114
     Depreciation expense                                                  6,675                   8,677                 76,818
     Income from sale of investments                                           -                       -               (64,864)
     Income from equity investment                                     (500,223)               (535,934)            (1,519,130)
   Changes in operating assets and liabilities:

     (Increase) in prepaid expenses                                            -                       -                      -
     (Increase) in deposits and other receivables                            589                 181,319              (146,269)
     Increase (decrease) in accounts payable
       and accrued liabilities                                         (433,872)                 103,258                 40,797

       Net Cash Used by Operating Activities                           (662,450)                   4,934            (1,301,739)

CASH FLOWS FROM INVESTING ACTIVITIES

   Sale of investments                                                         -                       -                 75,483
   Purchase of other investments                                         (6,480)                       -                (6,480)
   Investment in subsidiaries                                                  -                       -            (1,634,071)
   Purchase of fixed assets                                                    -                 (1,941)               (78,348)

       Net Cash Used by Investing Activities                             (6,480)                 (1,941)            (1,643,416)

CASH FLOWS FROM FINANCING ACTIVITIES

   Capital contributed by shareholder                                          -                       -                  1,485
   Cash paid on note receivable                                        (900,000)                       -              (900,000)
   Cash received on note payable, net                                    948,400                       -                948,400
   Proceeds from common stock                                            615,457                       -              2,895,815

       Net Cash Provided by Financing Activities                         663,857                       -              2,945,700

NET INCREASE (DECREASE) IN CASH                                          (5,073)                   2,993                    545

CASH AT BEGINNING OF PERIOD                                                5,618                   2,265                      -

CASH AT END OF PERIOD                                                $       545      $            5,618           $        545

                             The accompanying notes are an integral part of these financial statements.

                                                          ASIA4SALE.COM, INC.
                                                     (A Development Stage Company)
                                                 Statements of Cash Flows (Continued)

                                                                                                                 From
                                                                                                                Inception on
                                                                                                                    July 9,
                                                                          For the Years Ended                     1999 Through
                                                                          December 31,                         December 31,
                                                                        2006              2005                        2006
       CASH PAID FOR:

         Interest                                                    $         -       $            -        $                -
         Income taxes                                                $         -       $            -        $                -

       NON-CASH FINANCING ACTIVITIES

         None

                             The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

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

        During June of 2000, we paid $970,000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby WWA stock was issued dirto owners of World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA.

        Since mid year 2000, when the Company discontinued the software development and marketing operations of LTD. the Company has been actively seeking one or more operating companies to acquire.

        The Company is in the development stage and has generated no significant revenue.

        The Company has no products or services as of December 31, 2006. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

        The Company was funded by a group of several non-US investors that invested $2,280,558 cash into the Company’s treasury during 2000 through 2002. The Company issued 12,401,920 (post-stock dividend) shares of its common stock in 2000 through 2002 in return for this investment. In 2006 the company issued 9,492,795 shares of its common stock to its CFO and several non US investors in return for cash and conversion of debt.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

 a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss Per Share
                                                               For the Year Ended December 31, 2006

                                                      Income                Shares                Per Share
                                                       (Numerator)       (Denominator)               Amount

                                               $          264,381           41,895,715     $            0.01

                                                               For the Year Ended December 31, 2005

                                                      Income                Shares                Per Share
                                                       (Numerator)       (Denominator)               Amount

                                               $          317,594           32,401,920     $            0.01
The computations of basic loss per share of common stock are based on the weighted averagenumber of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

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

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

    c.        Provision for Taxes (Continued)

        Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

              Deferred tax assets
                  NOL Carryover                                             $          680,456  $          625,682

              Valuation allowance                                                     (680,456)           (625,682)

              Net deferred tax asset                                        $                -  $                -
The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

                                                                                   2006                2005

              Book income (loss)                                            $          140,313  $          169,234
              Income from equity investment                                           (195,087)           (209,014)
              Valuation allowance                                                       54,774              39,780

                                                                            $                -  $                -
At December 31, 2006, the Company had net operating loss carryforwards of approximately $1,460,000 that may be offset against future taxable income through the year 2026. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Fair Value of Financial Instruments

As at December 31, 2006, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

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

December 31, 2006 and 2005

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

i. Fixed Assets

Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

                                    Computer equipment                                             $ 16,991
                                    Furniture and fixtures                                           35,385
                                    Other                                                             5,971
                                    Vehicle                                                          20,000
                                    Accumulated depreciation                                       (76,817)

                                    Net                                                           $   1,530

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Concentration of Risk

        The Company at times maintained a cash balance exceeding insured limits.

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

NOTE 4 - SIGNIFICANT EVENT
During the year ended December 31, 2006, the Company issued 9,292,745 shares of common stock for cash of $133,056 ($0.08 per share) and conversion of $482,400 of debt at prices ranging from $0.06 to $0.08 per share.

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 5 - DISCONTINUED OPERATIONS
In 2003 the Company discontinued the operations of its wholly owned subsidiary Asia4Sale.com, Ltd. The accompanying financial statements have been restated to reflect the operations of Asia4Sale.com, Ltd. as discontinued.

                                                          For the Years Ended
                                                                  December 31,
                                                                       2006           2005
               Revenues                                          $             -  $          -
               Cost of sales                                                   -             -
               General and administrative                                      -     (116,339)
               Other income (expense)                                          -             -

               Net loss before income taxes                                    -     (116,339)
               Income tax expense                                              -             -

               Net loss                                          $             -  $  (116,339)
NOTE 6- EQUITY INVESTMENT
In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group, Inc. in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group, Inc. At December 31, 2006, the Company owned 42.4% of the issued and outstanding WWA Group, Inc. common stock.

        Condensed financial information of WWA:

                                                     For the Years Ended
                                                     December 31,
                                                      2006              2005

               Cash                                $  2,625,570     $ 8,539,958
               Receivables                            2,388,091       3,785,841
               Other current assets                   3,961,940       4,651,667
               Fixed assets                           4,274,616       1,288,466
               Other assets                           1,562,500         250,000

               Total Assets                        $ 14,812,717  $   18,515,932

ASIA4SALE.COM, INC.

(A Development Stage Company)

Notes to the Financial Statements

December 31, 2006 and 2005

NOTE 6- EQUITY INVESTMENT (Continued)

        Condensed financial information of WWA (Continued):

               Auction payables          $       6,904,236  $    9,907,821
               Other current
                liabilities                      3,577,611       5,889,475
               Long-term debt                       89,412         182,264
               Common stock                         16,671          15,971
               Additional paid-in
                capital                          1,537,998       1,013,523
               Accumulated deficit               2,686,789       1,506,878

               Total Liabilities and
                 Stockholders' Equity    $      14,812,717  $   18,515,932

               Net revenues$                    17,622,383    $ 16,312,971
               Direct costs                     12,102,525      12,040,236
               Operating
                expenses                         4,630,545       3,586,393
               Other income
                 (expense)                         290,458         441,941
               Income taxes                              -               -

               Net Income    $                   1,179,771     $ 1,128,283

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

a)     Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management, our chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

The auditors did not test the effectiveness of nor relied on the internal controls of the Company for the fiscal years ended December 31, 2006 and 2005.

(b)     Changes in internal controls over financial reporting.

During the year ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth certain information regarding our executive officers and directors as of April 9, 2007:

Name                                 Age       Position

Eric Montandon                 41          Chief Executive Officer, Chief Financial Officer, Director

Alfredo "Alex" Cruz           47          Secretary and Director

Brian Hodgson                   44         Director

Directors will serve until the next annual meeting of the shareholders or until their death, resignation, retirement, removal, disqualification, or until their successors have been duly elected and qualified. All officers serve at the will of the Board of Directors.

ERIC MONTANDON has served as director since April 2000, and served as chief executive officer and chief financial officer since May 2000.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in Business Finance. After graduation he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona from 1988 until 1992. He was subsequently involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines in 1994. Mr. Montandon operated this company as its chief executive office until the middle of 2000. Mr. Montandon joined the board of directors in of Asia4Sale.com, Inc. in February 2000 and was instrumental in Asia4Sale.com, Inc.‘s acquisition and development of World Wide Auctioneers, Ltd. He also currently serves as an officer and director of WWA Group, Inc. and Net Telecommunications, Inc.

ALFREDO CRUZ has served as director since January of 2006 and as corporate secretary since 2000 through the present.

Mr. Cruz has an established corporate legal practice in Manila, the Philippines, and has 15 years of experience in corporate law.

BRIAN HODGSON served as chief executive officer from February 2000 until May 2001. He also has served as director since February of 2000.

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

Compliance with Section 16 of the Exchange Act

Section 16(a) of the Exchange Act requires directors, officers and persons who own more than 5% of a registered class of our equity securities to file reports of ownership and changes in ownership with the Commission. Directors, officers and greater than 5% shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon our review of the copies of such forms that we received during the fiscal year ended December 31, 2006, we believe that each person who at any time during the fiscal year was a director, officer or beneficial owner of more than 5% of our common stock complied with all Section 16(a) filing requirements during such fiscal year, except Ko Jen Wang, Eric Montandon, Alfredo Cruz, and Brian Hodgson.

ITEM 10. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our sole executive officer. Since the Company is in the development stage company no salary is paid to retain the services of our executive officer. Should that determination change, the amount we deem appropriate to compensate our executive officer will be determined in accordance with market forces; since we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current lack of a compensatory program and the decisions regarding compensation are appropriately suited for our current objectives, we may adopt a compensation program in the future to include a salary for our executive officer and any additional future executive employees, which compensation may include options and other compensatory elements.

Table

The following table provides summary information for the years 2006, 2005, and 2004 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO, CFO, PAO, and director	2006 2005 2004	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Company have any “Post Employment Payments” to report.

Directors received no compensation for their services as directors in 2006.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 9, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company’s common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of April 9, 2007, there were shares of common stock issued and outstanding.

Title of Class	Name and Address	Number of Shares	% of Class
Common	Eric Montandon Chief Executive Officer, Chief Financial Officer and Director 2465 West 12th Street, Suite #2, Tempe, AZ 85281-6935	420,632	1.0%
Common	Alfredo Alex S. Cruz III Director and Secretary 2465 West 12th Street, Suite #2, Tempe, AZ 85281-6935	271,686	0.6%
Common	Brian Hodgson Director 2465 West 12th Street, Suite #2, Tempe, AZ 85281-6935	200,000	0.5%
Common	Terrano Investments, Ltd. 12th Floor, 152 Queens Road Central Hong Kong	4,166,667	9.8%
Common	Adderley Davis & Associates, Ltd. Suite Z12, P.O. Box 8497, SAIF Zone, Sharjah, United Arab Emirates	8,867,670	20.1%
Common	All executive officers and Directors as a Group(3)	892,500	2.1%

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

Fee Category	Fiscal 2006 Fees	Fiscal 2005 Fees
Audit Fees	$2,500.00	$2,500.00
Tax Fees	-	-
All Other Fees	-	-
Total Fees	$2,500.00	$2,500.00

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

SIGNATURES

In accordance with  the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia4Sale.com, Inc.

Date: April 9, 2007

By: /s/ Eric Montandon Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Montandon Eric Montandon	Director	April 9, 2006
/s/ Alfredo Alex S. Cruz III Alfredo Alex S. Cruz III	Director	April 9, 2007
/s/ Brian Hodgson Brian Hodgson	Director	April 9, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
31	Attached

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