Form 10QSB
period 2007-03-31
ASIA 4 SALE COM INC
filed 2007-05-15
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from              to             .

Commission file number: 0-27735

ASIA8, Inc.
(Formerly "Asia4Sale.com, Inc.")

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

Yes    ☑              No    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐              No    ☑

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of May 15, 2007 was 21,169,358 (post April 27, 2007 1 for 2 reverse stock split)..

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

As used herein the terms “Company,” “our,” “we,” and “us” refer to Asia8, Inc. (formerly “Asia4Sale.com, Inc.”), unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                                                     ASIA8, INC.
                                           (formerly "Asia4Sale.com, Inc.")
                                             (A Development Stage Company)
                                                    Balance Sheets
                                                        ASSETS
                                                                                   March 31,            December 31,
                                                                                     2007                   2006
                                                                               ------------------    -------------------
                                                                               ------------------    -------------------
                                                                                  (Unaudited)
CURRENT ASSETS
     Cash                                                                      $           9,634     $              545
                                                                               ---- -------------    --- ---------------
                              Total Current Assets
                                                                                           9,634                    545
                                                                               ---- -------------    --- ---------------

FIXED ASSETS

     Equipment, Net                                                                        1,148                  1,530
                                                                               ---- -------------    --- ---------------
                              Total Fixed Assets
                                                                                           1,148                  1,530
                                                                               ---- -------------    --- ---------------

OTHER ASSETS
     Other receivables                                                                   101,500                101,500
     Equity investment                                                                 2,352,268              2,439,776

     Other investments                                                                     6,480                  6,480
     Note receivable                                                                     900,000                900,000

     Deposit                                                                               4,360                  4,360
                                                                               ---- -------------    --- ---------------
                                                                                    -------------    --- ---------------
                              Total Other Assets                                       3,364,608              3,452,116
                                                                               ---- -------------    --- ---------------

                              TOTAL ASSETS                                     $       3,375,390      $       3,454,191
                                                                               ==== =============    === ===============

                                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Accounts payable and accrued expenses                                     $           6,829     $           44,706
     Notes payable                                                                       966,889                948,400
                                                                               ---- -------------    --- ------------------
                              Total Current Liabilities                                  973,718                993,106
                                                                               ---- -------------    --- ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

     Common stock; 100,000,000 shares authorized,
       at $0.001 par value,  42,338,715 and 41,895,715
       shares issued and outstanding, respectively                                        42,338                 41,896
     Additional paid-in capital                                                        2,891,961              2,856,604
     Deficit accumulated prior to the development stage                                  (1,200)                 (1,200)
     Deficit accumulated during the development stage                                  (531,427)               (436,215)
                                                                               ---- -------------    --- ------------------

                              Total Stockholders' Equity (Deficit)                     2,401,672              2,461,085
                                                                               ---- -------------    --- ------------------

                              TOTAL LIABILITIES AND STOCKHOLDERS'

                                EQUITY (DEFICIT)                               $       3,375,390        $     3,454,191
                                                                               ==== =============    === ==================
                              The accompanying notes are an integral part of these financial statements.

                                                         ASIA8, INC.
                                              (formerly "Asia4Sale.com, Inc.")
                                                (A Development Stage Company)
                                            Statements of Operations (Unaudited)
                                                                                                                From
                                                                                                              Inception
                                                                     For the Three                           on July 9,
                                                                     Months Ended                           1999 Through
                                                                       March 31,                              March 31,
                                                    ------------------------------------------------
                                                            2007                      2006                      2007
                                                    ---------------------    -----------------------    ----------------------

REVENUES                                            $                  -      $                   -     $                   -
                                                    --- -----------------    --- -------------------    --- ------------------

EXPENSES

     General and administrative                                   16,338                     62,210                 1,051,028
     Depreciation                                                    382                      2,347                    77,199
                                                    --- -----------------    --- -------------------    --- ------------------

        Total Expenses                                            16,720                     64,557                 1,128,227
                                                    --- -----------------    --- -------------------    --- ------------------

OTHER INCOME

        Income from sale

          of investments                                               -                          -                    65,084
        Income (loss) from
          equity investments                                    (87,508)                          -                 1,431,622
        Interest income                                            9,016                          -                    33,527
                                                    --- -----------------    --- -------------------    --- ------------------

        Total Other Income                                      (78,492)                          -                 1,530,233
                                                    --- -----------------    --- -------------------    --- ------------------

INCOME (LOSS) FROM
  CONTINUING OPERATIONS                                         (95,212)                   (64,557)                   402,006
                                                    --- -----------------    --- -------------------    --- ------------------

INCOME (LOSS) FROM

  DISCONTINUED OPERATIONS                                              -                          -                 (933,433)
                                                    --- -----------------    --- -------------------    --- ------------------

NET INCOME (LOSS)                                   $           (95,212)      $            (64,557)     $           (531,427)
                                                    === =================    === ===================    === ==================

BASIC INCOME (LOSS)
  PER SHARE                                         $             (0.00)      $              (0.00)
                                                    === =================    === ===================

WEIGHTED AVERAGE
  NUMBER OF SHARES
  OUTSTANDING                                                 42,117,215                 32,401,920
                                                    === =================    === ===================

                               The accompanying notes are an integral part of these financial statements.

                                                       ASIA8, INC.
                                             (formerly "Asia4Sale.com, Inc.")
                                               (A Development Stage Company)
                                           Statements of Cash Flows (Unaudited)
                                                                                                       From Inception
                                                                       For the Nine                      on July 9,
                                                                       Months Ended                     1999 Through
                                                                         March 31,                        March 31,
                                                           --------------------------------------
                                                                  2006                                      2007
                                                           -------------------    --------------- --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income (loss)                                  $         (95,212)           (64,557)   $              (531,427)
        Adjustments to reconcile net loss to
          net cash used by operating activities:
              Discontinued operations                                       -                  -                    747,114
              Depreciation expense                                        382              2,347                     77,200
              Gain on sale of investments                                   -                  -                   (64,864)
              Income (loss) on equity investment                       87,508                  -                (1,431,622)
        Changes in operating assets and liabilities
              (Increase) decrease in receivables                            -                  -                  (146,269)
              Increase (decrease) in accounts payable
              and accrued expenses                                   (37,878)             56,873                      2,929
                     Net Cash Used by Operating
                     Activities                                      (45,200)            (5,337)                (1,346,939)
                                                           --- ---------------    --------------- --- ----------------------
CASH FLOWS FROM INVESTING ACTIVITIES
              Investment in subsidiaries                                    -                  -                (1,634,071)
              Purchase of short-term investments                            -                  -                    (6,480)
              Sale of investments                                           -                  -                     75,483
              Purchase of fixed assets                                      -                  -                   (78,348)
                                                           --- ---------------    --------------- --- ----------------------
                     Net Cash Provided by (Used by)                         -                  -                (1,643,416)
                     Investing Activities
CASH FLOWS FROM FINIANCING ACTIVITIES
              Common stock issued for cash                             35,800                  -                  2,931,615
              Cash received on note payable                            18,489                  -                    966,889
              Cash paid on note receivable                                  -                  -                  (900,000)
              Capital contributed by shareholder                            -                  -                      1,485
                                                           --- ---------------    --------------- --- ----------------------
                     Net Cash Provided by Financing                    54,289                  -                  2,999,989
                     Activities
                                                           --- ---------------    --------------- --- ----------------------
              NET DECREASE IN CASH                                      9,089            (5,337)                      9,634
              CASH AT BEGINNING OF PERIOD                                 545              5,618                          -
                                                           --- ---------------    --------------- --- ----------------------
              CASH AT END OF PERIOD                        $            9,634                281   $                  9,634
                                                           === ===============    =============== === ======================
SUPPLIMENTAL DISCLOSURES OF
        CASH FLOW INFORMATION
        CASH PAID FOR:
              Interest                                     $                -                  -   $                      -
              Income Taxes                                 $                -                  -   $                      -
                              The accompanying notes are an integral part of these financial statements.

ASIA8, INC.

(formerly “Asia4Sale.com, Inc.”)

(A Development Stage Company)

Notes to Financial Statements

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (formerly “Asia4sale.com, Inc.”)(“Company”), a Nevada corporation, was incorporated in September of 1996 as “H&L Investments, Inc.” The name of the Company was changed to “Asia4sale.com, Inc.” on December 29, 1999 and to “Asia8, Inc.” on April 27, 2007.

The Company changed its name on December 22, 1999 with the acquisition of Asia4Sale.com, Ltd., a Hong Kong registered software development company (“LTD”) which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2000, the Company executed a 1 for 1 stock dividend.

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

During June of 2000, the Company paid $970,000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby WWA stock was issued to owners of World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA.

On discontinuing the software development and marketing operations of LTD in 2000, the Company began an active search to acquire operating businesses or develop additional business opportunities.

The Company is in the development stage and has generated no revenue other than other income from its equity investment in WWA.

The Company had no products or services as of March 31, 2007.

ASIA8, INC.

(formerly “Asia4Sale.com, Inc.”)

(A Development Stage Company)

Notes to Financial Statements

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

NOTE 3 - SIGNIFICANT EVENT

During the quarter ended March 31, 2007, the Company issued 443,000 shares of common stock for an aggregate of $35,800 in cash, at $0.08 per share, to seven non-US persons.

NOTE 4 - SUBSEQUENT EVENTS

On April 20, 2007, the Company held a special meeting of shareholders to amend its articles of incorporation to change the name to “Asia8, Inc.”, to amend its articles of incorporation to create a preferred class of shares of 25,000,000 shares par value $0.001 and to authorize the board of directors to effect a one share for two shares reverse split of its common stock effective April 27, 2007. The shareholders approved the proposed amendments to the Company’s articles of incorporation and authorized the board of directors to effect a one share for two shares reverse split of its common stock.

On May 1, 2007 the Company entered into an agreement to acquire the exclusive distribution rights to rights to sell Furukawa Unic Cranes in the U.A.E. As per the agreement, the Company also assumed ownership of all the seller’s equipment assets in the U.A.E., and associated liabilities.

On May 1, 2007 the Company entered into an agreement to acquire the first right of refusal to acquire the exclusive rights to sell Trident Tri-Car vehicles in 20 countries chosen by the Company. The agreement requires the Company to pay consideration to Trident Tri-Car for a 2-year first right of refusal for the 20 countries, plus additional cash commitments for each country when test vehicles are sent to the country.

ITEM 2. MANAGEMENT'S PLAN OF OPERATION

The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2007. Our fiscal year end is December 31.

The Company

The Company is a corporation, organized and existing under the laws of the State of Nevada, having been incorporated in September 1996 as “H&L Investments, Inc.” The name of the corporation was changed to “Asia4Sale.com, Inc.” on December 22, 1999 and to “Asia8, Inc.” on April 27, 2007.

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

We were not engaged in any active business other than the search for an operating business to acquire or develop as of the period ended March 31, 2007. However, on May 1, 2007 the Company entered into an agreement to acquire the exclusive distribution rights to rights to sell Furukawa Unic Cranes (“Unic”) in the U.A.E. As per the agreement, the Company also assumed ownership of all the seller’s equipment assets in the U.A.E., and associated liabilities. Terms of the agreement include the issuance of 800,000 shares off the Company’s unregistered common stock to the seller at the time that the new distributor appointment letter is granted to the Company by the manufacturer. The Company agreed to assume liabilities amounting to approximately $460,000 due to the manufacturer’s export representative in the next 180 days. As part of the agreement, the Company acquired equipment and related assets having a book value of approximately $410,000 and a retail value of approximately $490,000.

On May 1, 2007 the Company also entered into an agreement to acquire the first right of refusal to acquire the exclusive rights to sell China manufactured Trident Tri-Car (“Trident”) CNG and electric powered 3-wheel vehicles in 20 countries selected by the Company. The agreement requires the Company to compensate the master world-wide distributor of the Trident Tri Car for a 2-year first right of refusal for the 20 countries, plus additional cash commitments for each country when test vehicles are sent to the country. Terms of the agreement call for the Company to reimburse the seller for approximately $25,000 in vehicle development costs and $40,000 in marketing and logistics costs, in return for the right of first refusal to be the exclusive distributor in the U.A.E and 19 other countries of choice. The Company is committed to a minimum order of 50 vehicles per country chosen within one year of paying a cash fee of $7,500 for the distributorship fee for that country.

Plan of Operation

Our overall plan of operation is now centered on three main missions:

1.	To increase the value of our holdings in WWA Group by providing management, business and financial support in the form of joint partnerships in trading and ventures and general company promotion.

2.

To leverage our control of WWA Group’s selling channels, networks and methods for the purpose of distributing products we own or are agents for, at a gross profit margin to the Company, through these channels and methods.

3.	To build these other product distribution divisions into mature entities in their own right, for potential sale or spin-off as publicly traded companies.

The Company invested in WWA Group in 2000, on the basis of potential future value appreciation, and possible working combinations of the Company management’s experience in Asian product sourcing and WWA’s core auction and selling business. The basis of our original investment is now reaching the stage of maturity. WWA is a publicly traded company, with increasing revenue and profits.

The relationship between the Company and WWA is one of common control, and the Company benefits from the contacts and business development opportunities generated by WWA business activities. The Company desires to be in a position to provide additional financial and business support to WWA to help grow the value of our equity interest in WWA, and to provide the Company opportunities for acquisition and development of businesses related to and generated by WWA.

We believe that our investment in WWA has appreciated in value and has the potential for further appreciation. We also believe that our working relationship with WWA and our access to WWA selling channels and customers gives the Company advantages in its business plan to market Asian manufactured products.

We have recently consummated an agreement to acquire the exclusive distribution rights to sell Furkawa Unic hydraulic truck cranes and crawler cranes to the U.A.E. market. The products are in the same category of commercial and construction equipment that WWA is a U.A.E. market leader in selling, and many of the buyers of the Unic products are WWA customers. The Company has a verbal agreement to share space, staff and customers data with WWA on case by case profit sharing basis when applicable. We plan to expand into other countries as exclusive distributors of the Unic products in the future.

We have also consummated another agreement to purchase the right of first refusal to exclusive distribution rights to sell Trident CNG powered commercial vehicles to 20 countries in the Gulf Region, Southeast Asia, Africa, Central America and Eastern Europe. While we expect to sell Trident commercial vehicles in the U.A.E. by auction, direct sales and franchising, the business is not designed to rely on WWA’s networks of buyers. We plan to build a network of sub-distributors in the countries we determine to have the best potential, and add “franchise” fees and profit margin to the vehicles and parts ordered by them.

In order to develop the market for Unic Cranes and Trident Vehicles, the Company must invest in marketing, sales force, and product stock. The Company has the option of selling some of its WWA Group shares in the public market or in private transactions in order to raise funds to pursue its product trading activities. However, the board of directors is of the opinion that the WWA stock is currently undervalued. We also believe that if we sell some of our holdings, the corresponding reduction in leverage over WWA and its networks makes this a less attractive option than using the WWA stock to secure investors and grow the value of the holding using investors’ funds. Our plan is to offer some of our stock holding in WWA Group as security to investors in a new class of preferred shares of the Company, in order to raise working capital for the development of the Unic and Trident distribution businesses.

Products and Services

WWA Group operates auctions of heavy equipment in Dubai. WWA has developed a significant customer base and has achieved consistent revenue, profits and a dominant market share in its primary operating market in Dubai.

Unic Cranes are manufactured in Japan by the Furukawa Co., Ltd, and are among the world’s most popular and highly regarded products in their niche.

Unic has achieved a dominant market position in Japan and in several other markets. Unic produces a range of innovative light lifting equipment products, which are noted for flexibility, easy operation, safety, and economy. Unic cranes feature remote radio-controlled operation, flexile booms with multiple lifting and grabbing attachments for handling different types of loads, and a variety of features designed to enhance safety and efficiency. Unic’s unique crawler cranes can gain access to work sites and other locations that cannot be reached by wheeled vehicles. The Unic A094CR mini-crane won the “best Tools and Access Product” award at the recent Interbuild exhibition at the UK, and the product’s ability to move inside buildings and work in spaces inaccessible to other cranes is attracting attention throughout the industry. Unic products are compact, efficient, and easy to maneuver, features which leave them ideally suited to the busy, confined, urban construction environments that are typical of the U.A.E. and its neighboring markets.

The Trident 3-wheeled vehicle was designed and is manufactured in China. The manufacturer builds a range of compact vehicles, which use light internal combustion engines driven by natural gas, gasoline engines or electric propulsion systems. The vehicle was specifically designed to be sold to businesses and individuals in China’s rapidly developing urban areas. It is lightweight, compact, inexpensive, environmentally sound, and economical to operate. These qualities make the Trident extremely attractive to consumers in many other markets, especially in areas where fuel economy is a desired feature and incentives are offered for environmentally sound vehicles with few or no emissions. The Trident is ideally suited for urban light commercial use as a delivery or shuttle vehicle and for use by families seeking an inexpensive vehicle capable of highly economical local operation. The manufacturer has agreed to brand a range of the vehicles under the Trident name, specifically modified as per the requirements of the Trident master international distributor, for export outside of China.

The Trident vehicle that the Company will concentrate on seats 4 people, is air conditioned, and can reach a maximum speed of 120 kilometers per hour. The CNG version can drive over 30km on a liter of fuel. The Trident fills an underserved niche between the motorcycle and currently available small cars, and is ideally suited to price-sensitive market conditions in many developing nations, where emerging middle classes and small businesses require inexpensive transport equipment that is economical to operate and maintain. The Market for Products and Services.

The Company is a participant in the construction equipment business in the Arabian Gulf region, both indirectly, as a shareholder in WWA Group, and directly, as the regional distributor for Unic Cranes. The value of and potential for value appreciation of Asia8‘s investment in WWA Group, and the market prospects of the Unic Cranes distributorship, are directly tied to the prospects for the regional construction industry.

The Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, and Oman, collectively the “GCC”) is one of the world’s fastest growing and most dynamic construction markets, and Dubai has emerged as the business hub for the region. This unprecedented regional construction boom is fueled by sustained high energy prices: oil and gas export receipts for the GCC rose 40%, to $291 billion, in 2005, and reached a record $330 billion in 2006. In mid 2006 the Institute for International Finance, a global association of financial institutions with more than 355 member institutions operating across the world, forecast GCC 2006 nominal GDP growth of almost 19%, which will lift the combined GDP of the GCC economies to around $725 billion, far beyond the average of about $300 billion achieved from 2000-2002. This follows a cumulative expansion in nominal GDP of 74% over the last three years. For the GCC as a whole, GDP per capita has risen over the last three years to over $17,000 from below $11,000. A moderation in growth to 9.4% is projected for 2007. Given current high oil prices, the IIF estimated that the GCC’s current account surplus reached nearly $230 billion in 2006 and will exceed $220 billion in 2007, following surpluses of $167 billion in 2005 and $90 billion in 2004.

The prevailing environment of high energy prices is expected to prevail for a number of years, and many analysts believe that the $50-60 range may become the new standard oil price benchmark. Oil price booms in the past have been driven primarily by political instability in the Middle East. While this is a factor in today’s boom, it is by no means the only factor. Surging energy demand from China and India has become a significant influence on energy markets, and even with OPEC production at full capacity, the supply/demand equation still favors sustained high prices. The large ongoing investments in new production will eventually raise current supply ceilings, but demand is increasing as fast or faster than supply, and virtually all forecasts suggest that high oil prices – and correspondingly high income for the OPEC nations in general and the GCC in particular — will break out of the boom/bust cycle and move to an extended period at the high end of historical price ranges. While 2007 will not see the percentage growth in oil prices, oil revenues, or GDP that was displayed in 2005 and 2006, no declines are anticipated and these indicators will almost certainly continue at historically very high levels. The Middle East/North Africa Financial Network (MENA) projects that:

“After growing at an average of around 8.5 percent in 2003, 5.9 percent in 2004, 6.8 percent in 2005, and an estimated 6 percent in 2006, real GDP growth for the region is forecast to grow at a healthy 5.0 percent in 2007. The U.A.E. is believed to have recorded the highest real GDP growth in 2006 of 10.2 percent, followed by Qatar 7.5 percent, Kuwait 6.5 percent, Saudi Arabia 6.2 percent, Bahrain 6 percent and Oman 5 percent. We expect Qatar to lead the pack in terms of real GDP growth in 2007 rising by 8.6 percent as the country boosts its natural gas production by 42 percent on top of the 8.9 percent increase of 2006. U.A.E. will follow with real GDP growth of 7.2 percent, Oman 5.9 percent, Bahrain 5 percent, Saudi Arabia 4.2 percent, and Kuwait 4.1 percent. The lower growth rates projected for 2007 compared to 2006 is mainly due to the slight decline in crude oil production expected this year.”

The beneficiaries of the oil price boom are investing the proceeds in new infrastructure, catching up from a decade of neglect during the oil glut of the 1990s. MEED Projects, the project-tracking venture of the authoritative Middle East Economic Digest, is currently tracking 1,400 projects in the GCC, Iran, and Iraq, with a combined value of $700 billion, and MEED publications claim that the database is “adding about $4 billion in new projects every week”. MEED estimates that regional project spending in the next decade will exceed $1 trillion. Since the threshold for inclusion in the MEED Projects database is $50 million, thousands of smaller but still significant projects are not included in this figure. Inclusion of these projects and extrapolation from current trends, particularly in Qatar and Abu Dhabi, suggests that the actual total maybe significantly higher.

The Emirate of Dubai, boasting a 16% economic growth rate despite minimal oil reserves, has led the U.A.E. construction boom for years. Major projects now under construction in Dubai include:

o the $8 billion Burj Dubai, planned to be the world's tallest building; o the $4.2 billion expansion of the Dubai International Airport;

o the $1.6 billion Dubai Festival City;

o the $10 billion Dubai Marina

o the $1.4 billion Jumeirah Islands development;

o the $3.4 billion Dubai Light Rail System;

o the $5 billion Dubailand theme park;

o the $3.4 billion Dubai Mountain City;

o the $2.7 billion Dubai International Chess City;

o the $8.17 billion Jebel Ali Airport City;

o the $10 billion Dubai Waterfront, the most ambitious reclamation effort ever undertaken;

o the $1 billion Dubai Maritime City;

o the $1.8 billion Golf City

o the $3.8 billion Legends theme park;

o the $27 billion Bawadi Hospitality Project;

o the Dubai Business Bay, with $54 billion in committed investment;

o	the Palm Deira, a new 80km/sq city (larger than Manhattan) on a man-made island. Dredging and reclamation work is already underway, at a cost of $4.37 billion. The development is expected to include 8000 villas, hotels, clubs, shopping malls, and other luxury facilities.

The City of Dubai has budgeted $2 billion for roads and bridges, $300 million for drainage and irrigation projects, and US $700 million for other public infrastructure, with a recent announcement (March 3, 2006) indicating that an additional $6.8 billion will be ploughed into infrastructure between 2006 and 2008. Literally thousands of smaller private-sector projects are underway, focused on providing residential, office, commercial, and leisure space for the emirate’s population, which is surging at a rate of over 6% per year.

The oil-rich emirate of Abu Dhabi has seen its income soar in the last two years, and is investing in a series of projects that rivals those of Dubai. Abu Dhabi Chamber of Commerce and Industry Chairman Salah Salem bin Omair Al Shamsi reported on June 14, 2006 that the Emirate planned to spend $163.4 billion in the next 5 years, of which $87 billion will go to the construction sector, $32.7 billion will be spent on development and expansion of the tourism sector, $9.5 billion will be devoted to new power and water projects and $21.8 billion will be poured into expanding the oil and gas sector. By February of 2007, projections for Abu Dhabi’s project market had expanded considerably: on Feb. 13 the Gulf News reported that “the total value of announced and on-going projects in Abu Dhabi has inched close to Dh1 trillion, currently at Dh991 billion ($270 billion)". This figure is over $100 billion above the estimate issued only six months earlier, a demonstration of how fast plans can emerge when the resources to sustain them are available.

        Abu Dhabi’s leading works in progress include:

o the $6 billion Taweelah aluminum smelter:

o the $2.7 Abu Dhabi Exhibition Complex;

o the $8 billion Najmat Abu Dhabi project;

o the $27.2 billion Saadiyat Island development;

o the $9.5 billion Al Reem island development;

o the $6.8 billion Shams Abu Dhabi mixed-use development

o the $6.7 billion Abu Dhabi Airport expansion;

o the $4 billion Fujairah oil refinery;

o the $2.2 billion Taweelah port development;

o the $9.5 billion Emirates Pearl mixed-use development; and

o the Al-Raha Beach Development, a $14.5 billion new city for 120,000 people, envisioned as the new gateway to the emirate.

The U.A.E.‘s smaller Emirates have jumped in with large projects of their own, including Ras al Khaimah’s $5.5 billion Sanctuary Gardens and $2.7 billion Mina al Arab, Um al Quwain’s $2.72 billion White Islands and $3.3 billion Um al Quwain Marina, and Sharjah’s $5 billion Nujoom Islands project.

Qatar, another GCC member in close proximity to Dubai, holds the world’s 3rd largest natural gas reserves, and currently exports 14 million metric tons per annum (mmta) of natural gas. This figure is expected to rise to 77 mmta by 2010, which would make Qatar the largest natural gas exporter in the world, supplying as much as one third of global gas consumption. Qatar now has the world’s third-highest per-capita income, and as gas exports rise, the country is expected to become the world’s wealthiest nation. Qatar has embarked on a massive construction spree, with $57 billion in oil and gas projects and $23 billion in other construction. Qatar has budgeted US$15 billion dollar for tourism and hotel projects, US $1.6 billion dollars for water and electricity projects and US $7 billion for the modernization of Qatar’s infrastructure. Projects now underway include:

o a $3 billion aluminum smelter, a joint venture between Qatar Petroleum (QP) and Norsk Hydro of Norway;

o the $4 billion Qatargas II project;

o a $6 billion gas-to-liquids plant being built by Royal Dutch Shell;

o the $8.16 billion Lusail residential/commercial real estate project;

o a $4.77 billion causeway linking Qatar and Bahrain;

o the $2.6 billion new Doha international airport;

 o the $2.5 billion Pearl of the Gulf man-made island project; and

o the $14.5 billion Ras Laffan port and Gas processing facility;

o the $7 billion Dolphin natural gas development project;

Leading oil producer Saudi Arabia, with $194 billion in oil revenues in 2006, is another leading construction market. Spending allocated for new development projects will nearly double in 2007, with emphasis on programs for educational facilities, hospitals, and the ambitious new economic cities, notably the $26.6 billion King Abdullah Economic City, a state-of-the art residential and industrial complex . $26 billion has been allocated for education and manpower development including building 2,000 new schools and universities for Tabuk, Najran, Al Baha, and Riyadh. Nearly 400 primary health care centers and 13 new hospitals are planned in addition to more than 60 other hospitals in various stages of development. These are aimed to provide almost 10,000 new beds for the health service. 8,000 kilometers of new highway are planned in addition to 16,000 kilometers already under construction, along with projects aimed at doubling desalination capacity and increasing electrical generation and distribution. Some 600,000 new homes are to be built in the next four years with many more planned.

The extremely high spending on construction projects indicates that demand for heavy equipment auction services will be sustained at high levels. WWA’s business is set for substantial acceleration in 2007, as the company removes a major constraint on growth by moving to a larger auction site, and with the planned expansion into new markets. These developments support our belief that the value of Asia8‘s investment in WWAG has significant potential for medium and long term appreciation.

The rapidly accelerating regional construction market creates enormous potential demand for the Unic lifting products that Asia8 distributes. Much of the regions construction is in dense, crowded urban environments, and the compact, efficient Unic products are ideally suited to loading, unloading, and on-site handling of construction materials under these conditions, and to ongoing finishing and maintenance work.

Japanese industrial products are well received in the U.A.E., and Unic’s pricing and features compare very favorably with competing products. Our extensive research and experience in the U.A.E. gives us reason to believe that we can create a significant market share in the U.A.E. for these products. More than 30 units were sold in the U.A.E. from March 2006 through March 2007, at an average gross margin of about 15%, or $4,500 per unit. With our expanded network of customers in the U.A.E. and our sales channels we expect to increase these sales figures to over 100 units per year by 2009.

We believe that the motor vehicle market in the U.A.E. offers a significant opportunity for our Trident vehicle distributorship. The U.A.E. is often viewed primarily as a market for high-end luxury vehicles, but there is also a large and growing demand for small, economical vehicles appropriate to small business use and as a family vehicle for the large and growing number of middle class workers.

The U.A.E.‘s motor vehicle market has seen enormous growth in the last 5 years. In Abu Dhabi, the capitol, the number of registered vehicles increased 650% between 2001 and 2006, from 27,338 to 212,686. This demand is generated by economic growth, and also by a rapidly increasing population: the U.A.E.‘s population has increased by 74.8% since 1995, and continues to grow at a rate of over 5% per year, driven primarily by immigration of working adults. In Dubai, the population increased from 1.13 million in 2005 to 1.422 million in 2006, and is expected to reach 1.6 million by 2010.

A recent consumer poll by AC Neilson showed that Internet users in the U.A.E. have the highest vehicle penetration in the world, together with Italians and Americas, with 93% of respondents owning a vehicle. The Neilson poll indicated that 85% of the respondents in the U.A.E. have been affected by high fuel prices and almost half are trying to use their vehicles less in order to control fuel expenses, while almost none would be willing to exchange their vehicle for a motorcycle, scooter, or bicycle.

This conjunction of attachment to the motor vehicle and sensitivity to price increases creates an obvious market niche for compact, inexpensive, and highly economical vehicles like the Trident. The Trident is an ideal candidate for delivery-based businesses, lower middle income families that want personal transportation but cannot afford to own or operate a conventional vehicle, or as a second vehicle for use in daily travel to stores, schools, and markets.

The Trident has well received in markets where it has been introduced. Approximately 15,000 Trident Vehicles were sold in China in 2006 and another 300 were sold in Peru and Egypt in 2006 and 2007, according to the manufacturer. These countries are not part of our exclusive distribution territories. Existing management of the Trident vehicle international sales business has pending orders for more than 200 vehicles from various countries and territories around the world.

While Asia8 is focusing initial attention on the U.A.E. market, we also have distribution rights for several other potentially enormous markets for these vehicles, including Indonesia, a rapidly developing nation with a population of over 240 million, Pakistan, and a number of countries in the North African and Eastern European region. There is an almost unlimited market for environmentally friendly, low cost commercial vehicles in the regions we are targeting. We have serious inquires from parties interested in buying and operating territorial distributorships in the countries we have exclusive distribution rights for. We believe that we will be able to establish sub-distributors to sell thousands of these vehicles into the huge potential base of buyers in these countries.

The Company’s current focus is to sell all stock of Unic crane inventory, and use the gross sales to pay down debt associated with the cranes and to order new stock. Gross profit margins will be used to pay general and administrative expenses. The Company will also seek to obtain cash payments for sub-distributors of Trident vehicles in the U.A.E. and other countries where we have the right of first refusal to sell the vehicles. Cash flow created from these “franchise” sales, and the gross margins on the sale of the vehicles, will be used for general and administrative expenses.

The Company will need to raise funds through the sale of its common stock or preferred shares in order to finance the development of both the Unic and Trident businesses. As of the date hereof, we have not made any arrangements or definitive agreements to use outside advisors or consultants or to raise any additional capital.

We intend to hire sales staff for both the Unic and Trident businesses. Outside advisors or consultants will be used only if they can be obtained for minimal cost or on a deferred payment basis. Management is confident that it will be able to operate in this manner and to develop the business during the next twelve months.

Further, our directors will defer any compensation until such time as an acquisition or merger can be accomplished, and will strive to have the business opportunity provide their remuneration.

Results of Operations

During the period ended March 31, 2007, the Company had not yet consummated the Unic and Trident opportunities. We expect to generate revenue in the current quarter from the Unic business. However, since the Trident business requires initial development and marketing, we do not expect to generate any substantial revenues from this venture in the near term.

Net Income /Losses

For the period from July 9, 1999 to March 31, 2007, the Company recorded an aggregate net loss of $531,427 which is primarily attributable to losses from the discontinuation of historical business operations and to ongoing general and administrative expenses.

Net losses for the three month period ended March 31, 2007 were $95,212 as compared to net losses of $64,557 for the three month period ended March 31, 2006. Higher net losses for the current three month period can be attributed to a loss on equity investments of $87,508 compared to no loss in the three month period ending March 31, 2006. This was partially offset by interest income and a decrease in general and administrative expenses in the 2007 quarter. The 2007 and 2006 general and administrative expenses were primarily professional fees.

The Company has generated income for each of the last three full years due to other income consolidated from its equity in WWA Group. We expect to generate net income as the net income of WWA Group increases, although there can be no assurances of this. We expect net income to be contributed by the Unic and Trident businesses in the future, but there can be no assurance that these development stage businesses will generate net profit in the near future.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to March 31, 2007.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Liquidity and Capital Resources

The Company has had no operating business since 2000, and has insufficient cash liquidity since this date. However, we have generated increasing shareholders’ equity in the last 3 full years due to the net income consolidated from our equity in WWA. As of March 31, 2007 we had $9,634 in cash, notes and other receivables of $1,001,500, and total current liabilities of $973,718. Net stockholders equity in the Company was $2,401,672 at March 31, 2007.

Cash flow used in operating activities for the period July 9, 1999 to March 31, 2007 was $1,346,939. Cash flow used in operating activities for the period ended March 31, 2007 was $45,200 as compared to cash flow used in operating activities of $5,337 for the three month period ended March 31, 2006. Cash flow used in operating activities in the current three month period can be attributed to general and administrative expenses in addition to a loss from an equity investment.

The Company is holding shares of WWA Group, Inc. as an equity investment. The current face market value of these shares is approximately $5.4 Million. The shares are restricted common stock in a publicly traded company. As the market allows and in accordance with the limits of Rule 144, we may sell a portion of the shares as a source of operating funds if needed. Any sales proceeds may be used to fund payment of ongoing expenses.

Cash flow used in investing activities for the period July 9, 1999 to March 31, 2007 was $1,643,416. Cash flow used in activities for the period ended March 31, 2007 and March 31, 2006 was $0.

Cash flow providing by financing activities for the period July 9, 1999 to March 31, 2007 was $2,999,989. Cash flow provided by financing activities for the period ended March 31, 2007 was $54,289 as compared to $0 for the period ended March 31, 2006. Cash flow provided by financing activities in the current three month period can be attributed to the sale of 443,000 shares of common stock for an aggregate of $35,800 in cash, at $0.08 per share, and a loan.

The Company’s current assets are only sufficient to sustain operations for 90 days or less. We need to raise approximately $150,000 in additional cash to sustain operations for the next 12 months. Other than the prospective sales of shares of WWA Group, we have no current commitments or arrangements with respect to funding nor do we have immediate sources of funding. Further, no assurances can be given that any additionally funding would be available to us on acceptable terms if at all. Although our major shareholders would be the most likely source of new funding in the form of loans or equity placements, none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain additional funding, if required, would have a material adverse affect on our plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment except for resale as part of our Unic business.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

Impact of Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as WWA Group adds additional sales and administrative staff in the U.A.E. and other countries experiencing high inflation. At that time, management will evaluate how the possible effects of inflation on WWA Group impacts the Company’s business and operations. Inflation has had a negative effect on the net income of WWA Group in the past 24 months, but we believe that increases in WWA Group revenue in recent months is an offsetting consideration.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2006, included in the Company’ Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors that May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Since our inception in 1996, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit during our development stage of $531,427 at March 31, 2007. During the three months ended March 31, 2007, we recorded a net loss of $95,212. Though the Company has historical income from the sale of investments, interest, and equity investments, we have never realized revenue from operations. We will continue to incur operating losses as seek to develop new business opportunities. Our only expectation of future profitability is dependent upon our ability to develop a revenue producing business, which development can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the development of a profitable business opportunity. However, the prospect of such development is doubtful due to the Company’s limited financial resources and current assets of $9,634. The Company may seek to improve this financial condition through debt or equity offerings but can provide no assurance that such efforts will be successful. Should we be unable to develop a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

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

If we lose key personnel, we may be unable to successfully operate our business. The Company depends on the continued contributions of our executive officers to work effectively as a team, to execute our business strategy and to manage our business. The loss of key personnel or their failure to work effectively could have a material adverse effect on our business, financial condition and results of operations.

Common stock price may be extremely volatile

The price of our common stock may be extremely volatile in the event the Company is able to develop a public market for its stock. Therefore, investors may not be able to sell their shares at or above their purchase price, or at all. Our stock was originally quoted on the OTC Bulletin Board, was subsequently relegated to the “Pink Sheets”, and in July 2005 the Commission suspended all trading in our securities due to delinquent filings. We have since brought current our filings with the Commission and plan to develop a public market for our securities in the near future. However, there is no assurance that a public market will ever be realized. The price of our common stock in a public market could be highly volatile and could fluctuate substantially because of:

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

Going Concern

The Company’s audit expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of during the development stage of $436,215 as of December 31, 2006, which increased to $531,427 as of March 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources. Since the Company has no revenue generating operations, our plan to address the Company’s ability to continue as a going concern over the next twelve months includes: (i) obtaining additional funding from the sale of our securities; and (ii) obtaining loans where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended March 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2007, the Company authorized the issuance of 443,000 shares of common stock for $0.08 per share to 7 individuals, for cash consideration in the aggregate of $35,800,000 pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

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

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to offerees who were outside the United States at the time the stock was issued, and ensuring that the offerees to whom the stock was issued were a non-U.S. offerees with an addresses in a foreign country.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2007, the Company held a special meeting of shareholders to consider the amendment of its articles of incorporation to change the name of the Company to “Asia8, Inc.” and to create a preferred class of shares comprised of 25,000,000 shares par value $0.001. The shareholders were also asked to consider authorizing the board of directors to effect a one share for two shares reverse split of the Company’s common stock.

The shareholders approved the proposed amendments to the Company’s articles of incorporation and authorized the board of directors to effect the reverse split. The amendments and the reverse split were made effective April 27, 2007.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 26 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc. (formerly Asia4Sale.com, Inc.)

By: /s/ Eric Montandon

Eric Montandon

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

 Date: May 15, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
3(i)(b)	Attached	Certificate of Amendment of Articles of Incorporation of H and L Investments Incorporated dated December 29, 1999.
3(i)(c)	Attached	Certificate of Amendment of Articles of Incorporation of Asia4Sale.com, Inc. dated April 27, 2007
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
31	Attached

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