Form 10QSB
period 2007-06-30
ASIA8, INC.
filed 2007-08-20
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007.

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

Yes      ☐              No      ☑

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of August 20, 2007 was 22,850,608.

TABLE OF CONTENTS

Page

Part I. - Financial Information
Item 1. Financial Statements	3
Balance Sheets - June 30, 2007 (unaudited) and December 31, 2006	4
Statements of Operations - three and six months ended June 30, 2007 and 2006 and the period from inception on July 9, 1999 to June 30, 2007 (unaudited)	5
Statements of Cash Flows - six months ended June 30, 2007 and 2006 and the period from inception on July 9, 1999 to June 30, 2007 (unaudited)	6
Notes to Financial Statements	7

Item 2. Management's Discussion and Analysis	9
Item 3. Controls and Procedures	28
Part II. - Other Information
Item 1. Legal Proceedings	28
Item 2. Unregistered Sales of Equity Securities	28
Item 3. Defaults Upon Senior Securities	29
Item 4. Submission of Matters to a Vote of Security Holders	29
Item 5. Other Information	29
Item 6. Exhibits	29
Signatures	30
Exhibits	31

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

ASIA8, INC.
(Formerly Asia4Sale.com, Inc.
(A Development Stage Company)
Balance Sheets
ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$819	$545

Total Current Assets	819	545

FIXED ASSETS

Equipment, Net	289,766	1,530

Total Fixed Assets	289,766	1,530

OTHER ASSETS

Receivables	291,126	-
Inventory	280,000	-
Other receivables	101,500	101,500
Equity investment	2,789,813	2,439,776
Prepaids	19,850	-
Other investments	6,480	6,480
Note receivable	900,000	900,000
Deposit	4,360	4,360

Total Other Assets	4,393,128	3,452,116

TOTAL ASSETS	$4,683,713	$3,454,191

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$507,738	$44,706
Notes payable	966,889	948,400

Total Current Liabilities	1,474,627	993,106

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock; 25,000,000 shares authorized,
at no par value, 1,000 and -0- shares issued and
outstanding, respectively	100,000	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 22,850,608 and 20,947,858
shares issued and outstanding, respectively	22,851	20,948
Additional paid-in capital	3,180,448	2,877,552
Deficit accumulated prior to the development stage	(1,200)	(1,200)
Deficit accumulated during the development stage	(93,013)	(436,215)

Total Stockholders' Equity (Deficit)	3,109,086	2,461,085

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,683,713	$3,454,191

The accompanying notes are an integral part of these financial statements.

ASIA8, INC.
(Formerly Asia4Sale.com, Inc.)
(A Development Stage Company)
Statements of Operations (Unaudited)

					From
					Inception
	For the Three		For the Six		on July 9,
	Months Ended		Months Ended		1999 Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

REVENUES	$365,602	$-	$365,602	$-	$365,602

EXPENSES

Cost of goods sold	289,714	-	289,714	-	289,714
General and administrative	74,635	120,818	90,973	180,680	1,125,665
Depreciation	382	2,347	764	4,694	77,581

Total Expenses	364,731	123,165	381,451	185,374	1,492,960

OTHER INCOME

Income from sale
of investments	-	-	-	-	65,084
Income (loss) from
equity investments	437,545	-	350,037	-	1,869,167
Interest income	-	-	9,016	-	33,527

Total Other Income	437,545	-	359,053	-	1,967,778

INCOME (LOSS) FROM
CONTINUING OPERATIONS	438,416	(123,165)	343,204	(185,374)	840,420

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	-	-	-	(116,339)	(933,433)

NET INCOME (LOSS)	$438,416	$(123,165)	$343,204	$(301,713)	$(93,013)

BASIC INCOME (LOSS)
PER SHARE	$0.02	$(0.01)	$0.02	$(0.02)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	22,430,296	18,276,297	22,009,983	17,584,518

The accompanying notes are an integral part of these financial statements.

ASIA4SALE.COM, INC.
(Formerly Asia4Sale.com, Inc.)
(A Development Stage Company)
Statements of Cash Flows (Unaudited)

			From Inception
	For the Six		on July 9,
	Months Ended		1999 Through
	June 30,		June 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$343,204	$(185,374)	$(93,013)

Adjustments to reconcile net loss to
net cash used by operating activities:
Discountinued operations	-	-	747,114
Depreciation expense	764	4,694	77,582
Gain on sale of investments	-	-	(64,864)
Gain on equity investment	(350,037)	-	(1,869,167)
Changes in operating assets and liabilities
(Increase) decrease in receivables	(291,126)	-	(437,395)
(Increase) decrease in inventory	(280,000)	-	(280,000)
(Increase) decrease in prepaids	(19,850)	-	(19,850)
Increase (decrease) in accounts payable and
accrued expenses	463,030	(413,235)	503,840

Net Cash Used by Operating Activities	(134,015)	(593,915)	(1,435,753)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in subsidiaries	-	-	(1,634,071)
Purchase of short-term investments	-	(6,480)	(6,480)
Sale of investments	-	-	75,483
Purchase of fixed assets	(289,000)	-	(367,348)

Net Cash Provided by (Used by)
Investing Activities	(289,000)	(6,480)	(1,932,416)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	304,800	520,060	3,200,614
preferred stock issued for cash	100,000	-	100,000
Increase (decrease) in note payable	18,489	984,382	966,889
Cash paid on note receivable	-	(900,000)	(900,000)
Capital contributed by shareholder	-	-	1,485

Net Cash Provided by Financing Activities	423,289	604,442	3,368,988

NET DECREASE IN CASH	274	4,047	819

CASH AT BEGINNING OF PERIOD	545	5,618	-

CASH AT END OF PERIOD	$819	$9,665	$819

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$-

Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

(A Development Stage Company)

Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND HISTORY

Asia4sale.com, Inc., a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as H&L Investments, Inc. The name of the corporation was changed to “Asia4sale.com, Inc.”, on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation was duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

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

In 2000 the Company spent significant funds developing its software and attempting to market its software through various media channels. The development and marketing operations, handled through wholly owned subsidiary LTD., were ceased in mid 2000 due to lack of acceptance of the Company’s products and an overall downturn in the popularity of emerging B2C and B2B products. The Company has recorded a loss from these discontinued operations on its financial statements.

During June of 2000, we paid $970,000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWAG”), in a stock for stock transaction whereby WWAG stock was issued to owners of World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWAG.

Since mid year 2000, when the Company discontinued the software development and marketing operations of LTD., the Company has been actively seeking one or more operating companies or businesses to acquire.

In May 2007 the Company agreed to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. The Company generated cash revenue and receivables on sales, a gross profit, and a nominal net profit from its new business units in the three month period ending June 30, 2007.

The Company also raised $145,000 in equity capital from sales of preferred shares and common stock during the three month period ending June 30, 2007, and management reports that a commitment has been made by the same non US investor to purchase an additional $400,000 worth of preferred stock in 2007.

ASIA8, INC.

(formerly “Asia4Sale.com, Inc.”)

(A Development Stage Company)

Notes to Financial Statements

NOTE 2 -	SIGNIFICANT EVENTS

On April 20, 2007, the Company held a special meeting of shareholders to amend its articles of incorporation to change the name to “Asia8, Inc.”, to amend its articles of incorporation to create a preferred class of shares of 25,000,000 shares par value $0.001 and to authorize the board of directors to effect a one share for two shares reverse split of its common stock effective April 27, 2007.

The shareholders approved the proposed amendments to the Company’s articles of incorporation and authorized the board of directors to effect a one share for two shares reverse split of its common stock. All references to common stock in these financial statements have been retroactively restated so as to incorporate the effect of the reverse stock-split.

During the quarter ended June 30, 2007, the Company issued 281,000 shares of common stock and 1,000 shares of preferred stock for an aggregate of $145,000 in cash, at $0.16 per share for common stock and $100 per share for preferred stock, to one non-US entity under regulation S of the Securities Act.

On May 1, 2007 the Company entered into an agreement to acquire the exclusive distribution rights to sell Furukawa Unic Cranes in the U.A.E., along with ownership of $415,000 of the seller’s equipment assets in the U.A.E. As per the agreement, the Company committed to seller 800,000 shares of its common stock, and assumed associated liabilities totaling $415,000. The Company repaid $64,146 of the $415,000 in the three month period ending June 30, 2007.

On May 1, 2007 the Company entered into an agreement to acquire the first right of refusal to acquire the exclusive rights to sell Trident Tri-Car vehicles in 20 countries chosen by the Company. The agreement required the Company to pay $65,000 in cash consideration to the seller for a 2-year first right of refusal for the 20 countries, plus additional cash commitments for each country when test vehicles are sent to the country and the Company commits to becomes the exclusive distributor in that country.

On May 1, 2007, the Corporation entered into an agreement to acquire the rights to the exclusive distributorship agreement for Atomix Boats in the U.A.E., manufactured in China by the Atomix Boats Co. Ltd. Zhejiang, in exchange for 600,000 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This “Management's Discussion and Analysis” of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2007. Our fiscal year end is December 31.

The Company

The Company is a corporation, organized and existing under the laws of the State of Nevada, having been incorporated in September 1996 as “H&L Investments, Inc.” The name of the corporation was changed to “Asia4Sale.com, Inc.” on December 22, 1999 and to “Asia8, Inc.” on April 27, 2007.

During June of 2000, the Company paid $970,000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd. (“WWA”). In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary WWA to a Nevada registered company WWA Group, Inc. (“WWAG”), in a stock for stock transaction whereby WWAG stock was issued directly to owners of World Wide Auctioneers, Inc., in exchange for ownership of WWA. The exchange caused the Company to acquire a minority equity investment in WWAG, which is accounted for using the equity method. WWAG, through its subsidiary WWA, operates auctions of used, heavy construction equipment from Dubai, United Arab Emirates (“U.A.E.”), and other locations. WWA is also involved in direct trading of new and used equipment, and owns a shipping company with a RO vessel. WWA also owns equity in a mining and earthmoving management company in the U.A.E.

On May 1, 2007 Asia8 entered into an agreement with Peter Prescott to acquire the exclusive distribution rights to rights to sell Furukawa Unic Cranes (“Unic”) in the U.A.E. As per the agreement, the Company also assumed ownership of $415,000 (book value) of the seller’s equipment assets in the U.A.E., and $415,000 of associated liabilities. Terms of the agreement include the issuance of 800,000 shares of our common stock to the seller at the time that the new distributor appointment letter was granted to the Company by the manufacturer.

On May 1, 2007 the Company also entered into an agreement to acquire the first right of refusal for the exclusive rights to sell the China-manufactured Trident Tri-Car (“Trident”) CNG and electric powered 3-wheel vehicles in 20 countries selected by the Company. The agreement, as amended in June 2007, requires the Company to compensate the master world-wide distributor of the Trident for a 2-year first right of refusal for the 20 countries, plus additional cash commitments for each country when test vehicles are sent to the country. Terms of the agreement call for the Company to pay the seller a total of $65,000 cash in return for the right of first refusal to be the exclusive distributor in the U.A.E and 19 other countries of choice. The Company is committed to a minimum order of 50 vehicles per country chosen within one year of paying a cash fee of $10,000 for the distributorship fee for that country.

On May 1, 2007 the Company entered into an agreement with Peter Prescott to acquire the rights to the exclusive distributorship agreement for Atomix Boats in the U.A.E., manufactured in China by the Atomix Boats Co. Ltd. Zhejiang, in exchange for 600,000 shares of our common stock.

We are not acting as agents for any of the manufacturers we represent; rather we are buying for resale on our own account. We prefer to trade rather than represent, to keep manufacturers pricing as low as possible, and to manage the schedule of inventory stock on hand. We also believe there is significant upside potential in the retail market prices of the Unic cranes and Atomix boats, and we prefer to be able to dictate our own selling prices.

We are still searching for new high value products that we can acquire exclusive regional trading rights for. We will develop each business unit on its own, but utilize our economies of scale, for eventual sale or spin-off as public companies.

Our original business plan involved selling Asian made goods to the rest of the world over a web based business to business software system. Our new business approach reflects a return to the original business plan, but with a focus on only a few higher value items using established and new distribution channels in the rapidly growing Gulf Cooperation Council (Saudi Arabia, the United Arab Emirates, Kuwait, Qatar, and Oman, collectively the “GCC”) consumer market.

Operations

WWA Group, Inc. and World Wide Auctioneers, Ltd.

WWA operates auctions of heavy equipment in Dubai. WWA has developed a significant customer base and has achieved consistent revenue, profits, and a dominant market share in its primary operating market in Dubai. The Company has leased a new yard space for a 20 year term starting in 2007, and plans to build large, multi-use office/shop/arena on the site. The new yard and the continuation of the construction boom in the GCC should contribute to WWA’s continued growth.

WWA sells a variety of Asian sourced second hand equipment at its auctions, and has held an auction in China in the past. Our business experience has indicated that higher value Chinese made goods are becoming more competitive in quality, although certain Japanese, American and European made equipment products continue to dominate some market categories.

WWA is commonly managed by the CEO of Asia8, who is also the CEO of WWAG. We have access to a wide base of manufacturers/dealers of equipment and other items in Japan, China, Taiwan, and Thailand due to our relationship with WWAG. The Company’s current focus is to work together, where possible, with WWAG to leverage the common CEO and the well established physical plant of WWA in Dubai, and also utilize WWA’s large distribution channel to the advantage of both companies. We will use the WWA infrastructure and staff, customer base and work space on a commission and fee basis that will add value to WWA’s business. This operating structure also allows the Company to oversee its large investment in WWA.

Furukawa Unic Cranes

Unic cranes are among the world’s most popular and highly regarded products within their market niche that have achieved a dominant market position in Japan and several other markets. Unic produces a range of innovative light lifting equipment products, which are noted for flexibility, easy operation, safety, and economy. Unic cranes feature remote radio-controlled operation, flexile booms with multiple lifting and grabbing attachments for handling different types of loads, and a variety of features designed to enhance safety and efficiency. Unic’s unique crawler cranes can gain access to work sites and other locations that cannot be reached by wheeled vehicles. The Unic A094CR mini-crane won the “best Tools and Access Product” award at the recent Interbuild exhibition at the United Kingdom, and the product’s ability to move inside buildings and work in spaces inaccessible to other cranes is attracting attention throughout the industry. Unic products are compact, efficient, and easy to maneuver, characteristics ideally suited to the busy, confined, urban construction environments that are typical of the U.A.E. The URW A295CR mini crawler crane was featured on Discovery Channel’s “Mean Machines” series as one of the most useful, innovative products in its category in the world.

Trident Tri-Car

The Trident 3-wheeled vehicle was designed and is manufactured in China. The manufacturer builds a range of compact vehicles, which use light internal combustion engines driven by natural gas, gasoline engines, or electric propulsion systems. The vehicle was specifically designed to be sold to businesses and individuals in China’s rapidly developing urban areas. It is lightweight, compact, inexpensive, environmentally sound, and economical to operate. These qualities make the Trident extremely attractive to consumers in many other markets, especially in areas where fuel economy is a desired feature and incentives are offered for environmentally sound vehicles with few or no emissions. The Trident is ideally suited for urban light commercial use as a delivery or shuttle vehicle and for use by families seeking an inexpensive vehicle capable of highly economical local operation. The manufacturer has agreed to brand a range of the vehicles under the Trident name, specifically modified as per the requirements of the Trident master international distributor, for export outside of China.

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

Atomix Boats

Atomix has established a new composite boat manufacturing facility in China. The Atomix boats include a range of 8 designs from 4 to 10 meters including bow riders, cabin cruisers, sports cruisers, fisherman, centre consoles and RIB's (rigid hull inflatable). Other Atomix products include a selection of inflatable boats and a selection of trailers including boat trailers and general purpose trailers. Atomix China is owned by New Zealand nationals. Expertise and experience is drawn from other New Zealand companies to ensure the quality and reliability of all Atomix product. These New Zealand companies have been carefully selected from the best in the world with international reputations. Amongst these companies are Bakewell White Yacht Design, and High Modulus, who provide technical assistance and support both on and off site. The New Zealand marine industry, built on a strong domestic market, has developed into an internationally credible supplier of innovative products and some of the finest boats in the world.

Atomix products are all 100% hand-laid to achieve maximum quality and consistency. High Modulus supply engineering expertise is employed to insure that all products are built to meet CE requirements and to achieve optimum strength to weight ratios. There is no structural timber used in any Atomix products and all reinforcing is done with high density foam using foam sandwich construction techniques.

Quality assurance is provided by a team of New Zealand boat builders that remain onsite both to train staff and monitor production. Atomix boats are designed to achieve the critical balance between style, safety, comfort and performance. With an original and unmatched hull design, a proven high-tech construction, Atomix yachts bring together all the ingredients of comfort and ease of handling.

The boats are equipped with Volvo or Mercruiser diesel and gasoline engines made outside of China. The boats are priced well below the competitors in the 4 to 10 meter range, due to lower manufacturing costs.

The Market for Operations

U.A.E.’s Economic Outlook

For the foreseeable future, the Company’s interests are focused on the United Arab Emirates, and our operating headquarters are in the U.A.E. Our business will also be affected by the overall economic environment in the Gulf Cooperation Council.

The GCC is the world’s fastest growing and most dynamic economic region, led by the Dubai and U.A.E. Governments as the primary catalysts and master planners of the current GCC business plan. Lehman Brothers, in a May 2007 report titled “Beyond Petrodollars: Globalization and Sustainable Development in the Middle East,” stated that as of early April 2007, there were over two thousand ongoing and planned infrastructure projects in the GCC countries, amounting to an estimated $1.3 trillion plus of investments over the period 2007-2012. According to the Middle East Economic Digest (MEED), which tracks these projects, the total value of these projects may have risen by $300 billion since the start of this year, reflecting the rapid rate at which new projects are being added. MEED reports that projects in the U.A.E account for over $300 Billion of this total.

This unprecedented regional construction boom is fueled by sustained high energy prices: oil and gas export receipts for the GCC rose 40%, to $291 billion, in 2005, and reached a record $330 billion in 2006. Brad Bourland, Chief Economist with the Saudi American Bank, predicts that the GCC states may earn $24 trillion from crude exports over the next 20 years, assuming an average oil price of $50/barrel, with Saudi Arabia earning $13tn and its five Gulf neighbors bringing in $11tn.

The prevailing environment of high energy prices is expected to continue for a number of years, and many analysts believe that the $50-60 range may become the new standard oil price benchmark. Oil price booms in the past have been driven primarily by political instability in the Middle East. While this is a factor in today’s boom, it is by no means the only factor. Surging energy demand from China and India has become a significant influence on energy markets, and even with OPEC production at full capacity, the supply/demand equation still favors sustained high prices. The large ongoing investments in new production will eventually raise current supply ceilings, but demand is increasing as fast or faster than supply, and virtually all forecasts suggest that high oil prices – and correspondingly high consumer growth in the GCC in particular — will break out of the boom/bust cycle and move to an extended period at the high end of historical price ranges.

GCC governments are managing the proceeds of this oil boom in a manner radically different from the policies of previous decades, which saw oil revenues primarily invested in US and European banks, real estate, and financial markets. Massive amounts of cash reserves that were repatriated from the US after September 11, 2001, combined with huge oil revenue surpluses from 2002 through 2007, are being devoted to domestic investments aimed at building modern infrastructure, expanding oil and gas production, and building a diversified industrial and commercial base capable of sustaining the region even in a post-hydrocarbon economy.

The Lehman Brothers report cited above summed up the region’s immediate potential in these terms:

The six GCC countries (Bahrain, Kuwait, Oman, Qatar, Saudi Arabia and the UAE) have seen nominal GDP growth hovering near 20% for the past four years. Given our forecast of sustained high oil prices, we expect these growth levels to continue through this decade. Non-petroleum sectors of the GCC are growing at rapid and in some cases double-digit rates; new regulatory regimes are encouraging capital and equity market developments, guaranteeing property and financial rights within the region for foreign and local investors. The groundwork has been laid for a new Middle East that can take its place alongside the US and China as a critical engine of global growth.

The International Monetary Fund, in a May 2007 report titled “Regional Economic Outlook, Middle East and Central Asia” reaches similar conclusions, pointing out that “the balance of risks in the oil market appears to be on the upside. Strong macroeconomic policies, increases in international reserves, and declining debt in recent years will help the region withstand all but the most severe shocks”. The IMF report comments: “Oil-exporting countries’policies are on the right track. Even with moderately lower oil prices, programs to boost social and infrastructure investment can still be financed comfortably.”

The GCC countries are shielding themselves from any potential downturn in oil prices through major investments in productive enterprises around the world. The Institute of International Finance (IIF) estimates that GCC purchases of foreign assets in 2006 and 2007 will exceed $450 billion, and that total foreign assets now held by the GCC now surpass $1 trillion. Dubai Government investment firms DP World and Isthitmar alone have spent over $40 billion in 2007 on high profile foreign assets, in a wide array or industries ranging from ports and stock exchanges, to golf course management companies. These investments provide a very substantial financial cushion: Lehman Brothers reports that “there are estimates that already for some of the smaller GCC members’ earnings from investments are on a par with or may even exceed earnings from hydrocarbons.” This is certainly the case in Dubai, where petroleum exports have been declining for years but the non-petroleum sector of the economy has been booming.

This sustainable regional economic surge has generated market conditions that directly impact the Company’s business, and our business model is designed specifically to take advantage of these developments.

The relatively hydrocarbon-poor Dubai Government, with loans and support from Abu Dhabi, embarked on a plan in the mid 1990s to build an infrastructure for trade and business, heavy industry, tourism and finance that would create a self sustaining economy with a large base of migrated international residents living in the Emirate. The Emirate of Dubai was transformed from a sleepy but relatively active sea trading hub to an internationally attractive business and tourism location in less than 5 years. The creation of free zones for foreign ownership and trade, liberal and tolerant social laws, a clean, safe city with rule of law, and open immigration and currency flow rules were all part of the Government’s plan to attract diversified foreign investment.

Dubai’s plan has been very successful, with growth in the Emirate exceeding even the most optimistic expectations. External circumstances such higher oil prices after 2001, cash repatriation from the US and the UK from late 2001 through 2006, and the cancelation of the U.S. Navy’s plan to use the new Jebel Ali Port as an overseas base contributed to the economic miracle that has taken place in Dubai. Tourist inflows are up to 6.5 million in 2006, population has doubled from 2000 to 2006, and new businesses have been established at a dramatic pace. Developments underway and planned in Dubai in 2001 – 2010 were estimated to be worth $50 billion at the time, a number that has grown to over $310 Billion in 2007 according the Middle East Economic Digest.

The strong consumer market conditions will contribute to the growth of our businesses, and we intend to continue to seeking out and pursue distribution agreements for products that are likely to be well received in this market. The U.A.E. led GCC has become the world second largest consumer of oil and gas next to China, and is expected to become one of the world largest importers of non-oil goods in the next few years. Merchandise imports in the region have grown from $89 billion in 2002 to almost $200 billion in 2006. As an importer of high value merchandise, the Company expects solid growth in its revenues.

U.A.E. Non Oil Imports and Re-Exports
Imports	Re-export (no value added)
2000:	$27 billion	25%
2001:	$31 billion	26%
2002:	$33 billion	30%
2003:	$40 billion	31%
2004:	$55 billion	33%
2005:	$71 billion	33%
2006:	$89 billion	34%

Source: Dr. Abdel Fattah Mohamed Farah, Economic Advisor, Ajman Chamber of Commerce & Industry

The U.A.E comprises almost half of the total merchandise imports to the GCC. The U.A.E. is the largest export market in the GCC for Japan, Hong Kong and China, with imports from the three countries growing to over $35 billion worth of diversified goods in 2006. Europe and then the U.S. are the next largest exporters of goods to the U.AE. Dubai has grown to be the third largest re-export hub in the world, behind Hong Kong and Singapore. This data suggest that the overall U.A.E. and GCC market is proven and ideal for entry of new Asian product distributors.

Dubai’s Construction Boom and World Wide Auctioneers, Ltd.

Dubai’s last building census, in 2005, showed that the number of commercial buildings in the Emirate increased from 55,659 in 2000 to 79,214 in 2005, an increase of 42%. The number of housing units increased to 237,728 from 145,363 in 2000, recording a 64% rise; the increase in the number of business establishments reached 94%t during the same period, with the number of establishments touching 73,294 compared to 37,775 in 2000. Growth in 2006 and 2007 has been even more rapid.

Stephen S. Roach, Managing Director and Chief Economist of Morgan Stanley, wrote a report titled The Cranes of Dubai in February 23, 2007, in which he cited industry sources data. About 26.8 million square feet of office space is expected to come on line in Dubai in 2007, alone -- more than six times the peak rate of completions in Shanghai Pudong in 1999 and nearly equal to the total stock of 30 million square feet of office space in downtown Minneapolis.  Based on current projections, another 42 million square feet should come on line in Dubai in 2008 -- the equivalent of adding the office space of a downtown San Francisco.  A country with less than 0.5% the population of China is out-building the biggest construction boom in modern Chinese history.

The success of Dubai’s growth model has been noticed elsewhere in the U.A.E., and is being emulated with considerable success. The oil-rich emirate of Abu Dhabi is pouring billions of dollars into infrastructure and industrial, residential, commercial, and tourism projects designed to follow Dubai’s model and wean the economy away from dependence on oil and gas. Smaller Emirates, particularly Ras al Khaimah, which has seacoast and mountain environments ideally suited for tourism, is following much the same pattern. These developments are expected to accelerate as Dubai’s boom enters maturity, providing additional growth drivers for the national economy.

Twenty-four percent of the world's 125,000 construction cranes are currently operating in Dubai, according to the organizers of the Conmex construction machinery exhibition. Saif Al Midfa, director-general of the Expo Centre Sharjah, the organizers of Conmex, the exhibition for construction machinery and equipment, said “demand for construction related machinery, equipment and vehicles is expected to continue rising in the Middle East, especially in the U.A.E., due to the continuing construction and real estate boom. In 2003, the U.A.E.'s market for heavy construction machinery stood at $165 million, road construction machinery at $142 million and earth moving machinery at $125 million. The size has increased by 15-20 per cent since then. Annual market demand for used machinery in the Middle East is valued at over $1.3 billion. Construction activity in the region is currently at its peak as a result of which the demand for related machinery, equipment and vehicles is experiencing a sharp rise. The indications are that there will be no let-up in this trend,” he added.

The Saudi American Bank’s Brad Bourland has commented that “The first phase of the regional boom is large-scale infrastructure and real estate projects”, and predicted that the second phase will be “explosive private sector growth.” Field observation in Dubai, the starting point and epicenter of the regional boom, confirms this observation. Spending on basic infrastructure development, dominated by giant state-owned firms, has drawn a second wave of private sector spending of far greater proportions. For example, the $5 billion spent on infrastructure for the Dubailand development has drawn over $60 billion in private sector spending commitments, with the $300 million Dubai Business Bay pulling in over $50 billion in downstream investments.

This shift to an “explosive private sector growth”, which will be repeated throughout the region as major projects in Abu Dhabi, Qatar, and other leading economies reach maturity, will fundamentally change the construction equipment and supply business in the region. During the infrastructure phase the regional construction market was dominated by a few extremely large and well connected companies, often government-owned. This produced market distortions, as large consumers used their leverage to force suppliers to drop prices, negatively impacting margins. This situation is rapidly changing, with a much wider range of purchasers actively entering the market and driving a transition to a more mature market-driven pricing structure. Many new private sector projects are managed by international contractors and construction management firms, creating a more open, dynamic marketplace and a highly beneficial business environment for the equipment auction and material supply operations of the WWA.

Based on WWA’s $125 million in gross equipment sales in the last 12 months, the figures cited above would be considered conservative. The upward trend in equipment demand is positive for WWA’s business. As such, our outlook in the auctioneer mark seems very promising.

Furukawa Unic Cranes Market

In addition to WWA, Unic also stands to benefit substantially from an ongoing transition in the composition of Dubai’s construction market.

As the focus of the regional construction business moves from small numbers of massive publicly financed infrastructure projects to numerous privately financed projects built on top of the developed infrastructure, the Company anticipates rapidly escalating demand for compact and highly mobile equipment capable of cost-effective operation in high density urban environments. The Unic cranes that we distribute are ideally suited to this working environment.

The rapidly accelerating U.A.E. construction market creates enormous potential demand for the Unic lifting products that the Corporation is now distributing. Much of the country’s developments are now in dense, crowded urban environments, and the compact, efficient Unic products are ideally suited to loading, unloading, and on-site handling of construction materials under these conditions, and to ongoing finishing and maintenance work. As the overall economy matures in the country and more in-fill land is developed, the trend is expected to move toward more use of light, efficient handling machinery rather than manual labor and large multi-purpose lifting equipment.

In Japan and Southeast Asian markets where development is dense, Unic has sold over 5,000 cranes in total in the last 5 years. Unic has sold over 1,500 cranes in Taiwan alone in the last 5 years. As the U.A.E. becomes more developed and dense, we expect the market demand for Unic products to reach levels of established Southeast Asian countries.

In the table below are export figures provided by Unic for 2004 – 2006. The 2006 Middle East figures include cranes sold by the U.A.E. dealership acquired by the Company.

Unic exports are as follows:

2004	2005	2006
Middle-East	60 units	50 units	130 units
North America	60 units	165 units	50 units
Europe	70 units	120 units	160 units
Australia	80 units	60 units	45 units
Taiwan	310 units	300 units	300 units

The above quantities do not include the exported cranes which were mounted on trucks in Japan and sold as a package.

Unic Thailand reports that the total market for truck mounted cranes of 2 - 15 ton size is about 400 units per year. Unic sells approximately 100 of these units per year, with Tadano also selling 100 and the balance distributed amongst Palfinger, Hiab, and several other lesser known brands. The Thailand and Taiwan markets are good comparisons to the U.A.E.

Japanese industrial products are well received in the U.A.E., and Unic’s pricing and features compare favorably with competing products. Our extensive research and experience in the U.A.E. gives us reason to believe that we can create a significant market share in the U.A.E. for these products. More than 30 units were sold in the U.A.E. from March 2006 through April 2007, at an average gross margin of about 15%, or $4,500 per unit. We have sold 13 cranes at a gross margin of $4,500 each from May 1, 2007 up to the date of this report. With our expanded network of customers in the U.A.E. and our sales channels we expect to increase these sales figures to over 100 units per year by 2009.

Demographics of the U.A.E. and the Trident Tri-Car Market

The U.A.E. has adopted extremely liberal policy on immigration, allowing residence to virtually anyone who invests, purchases property, or finds employment in the country. These policies, combined with minimal taxation, a clean, safe living environment, and extremely tolerant social policies, have driven a surge of qualified immigrants, which drives demand for goods, services, and housing, which in turn drives further immigration. Robert Tindall of Callison Architecture, a global firm with exposure in many regional real estate projects, points out that over 4 billion people live within a six hour flight of Dubai and over 1.7 billion people live within a 4 hour flight. The prospect of relocation to a safe, tolerant city with abundant opportunity is a considerable attraction to many of them.

Between 2000 and 2006, Dubai’s population grew at a compounded annual rate of 9%. Over the same period, real per capita income increased 4%, suggesting that Dubai’s economy is capable of sustaining growth rates that would be catastrophic in most countries.

The key to the sustainability of Dubai and the U.A.E.’s population growth is that the growth is driven not by birth rates or by an influx of selected migrants. Migrants to the country must have employment, or be able to invest in businesses or property. Employee immigrants must leave when employment is concluded. By attracting productive immigrants, the U.A.E. has avoided the problems of unemployment, poverty, and social stress that have traditionally accompanied rapid population growth and high immigration rates. The RSP Group, a Middle East real estate investment advisor, predicts a doubling of the local population in Dubai alone to two million over the next decade. This projection is likely to be conservative, given the number of new real estate projects now under construction: giant developer Nakheel projects that Dubai’s Palm Jebel Ali and Dubai Waterfront projects alone will house 1.7 million people by 2020. The $33 billion Dubai World Central complex, built around what will be the world’s largest aviation complex, is expected to house an additional 750,000.

The U.A.E.’s economic shift, together with a rapidly expanding and almost fully employed population, has generated rapidly escalating demand for cost-effective personal transport for the huge number of workers needed to provide services for the highly paid managerial class, as well as for courier services and other delivery-based service enterprises. This demand, combined with the government’s emphasis on clean-burning natural gas powered vehicles, provides an excellent marketing environment for our Trident distribution.

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

The U.A.E.’s motor vehicle market has seen enormous growth in the last 5 years. In Abu Dhabi, the capitol, the number of registered vehicles increased 650% between 2001 and 2006, from 27,338 to 212,686. This demand is generated by economic growth, and also by a rapidly increasing population: the U.A.E.’s population has increased by 74.8% since 1995, and continues to grow at a rate of over 7% per year, driven primarily by immigration of working adults. In Dubai, the population increased from 1.13 million in 2005 to 1.422 million in 2006, and is expected to reach 2.0 million by 2010.

A recent consumer poll by AC Neilson showed that Internet users in the U.A.E. have the highest vehicle penetration in the world, together with Italians and Americans, with 93% of respondents owning a vehicle. The Neilson poll indicated that 85% of the respondents in the U.A.E. have been affected by high fuel prices and almost half are trying to use their vehicles less in order to control fuel expenses, while almost none would be willing to exchange their vehicle for a motorcycle, scooter, or bicycle.

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

The Trident has been well received in markets where it has been introduced. Approximately 15,000 Trident vehicles were sold in China in 2006 and another 300 were sold in Peru and Egypt in 2006 and 2007, according to the manufacturer. These countries are not part of our exclusive distribution territories.

While the Company is focusing initial attention on the U.A.E. market, we also have distribution rights for several other potentially enormous markets for these vehicles, including Indonesia, a rapidly developing nation with a population of over 240 million, Pakistan, and a number of countries in the North African and Eastern European region. There is an almost unlimited market for environmentally friendly, low cost commercial vehicles in the regions we are targeting. We believe that we will be able to establish a network of sub-distributors to sell these vehicles into the huge potential base of buyers in these countries.

Between May 1, 2007 and June 30, 2007, we sold two sub-distributorships for the Trident vehicles.

Atomix’s Boat Market

The U.A.E.’s population mix is also changing as the economy matures. Saudi American Bank’s Bourland comments that the U.A.E.’s banking and insurance sectors have grown at over 50% in the last three years. Dubai is emerging as a major world financial center, particularly through the establishment of the Dubai Mercantile Center’s commodity exchanges, and other well-funded financial centers. This trend, together with the rapid influx of corporate headquarters and production facilities, is shifting the balance of population, with well paid management and technical personnel rapidly replacing low-salary construction workers. The rapidly expanding U.A.E. economy has generated a new class of largely expatriate managers, who enjoy some of the world’s best salary packages: the Hay Group’s 2007 World Pay report places managers in the U.A.E. and Saudi Arabia at the top of the world’s compensation list, with average salary buying power in excess of US$220,000. This large managerial and technical class has in turn generated a large demand for a variety of service occupations and businesses.

The rapid growth in the region’s professional and managerial class and the very high compensation enjoyed by these individuals are driving very high and rapidly growing demand for lifestyle-oriented products. Feeding into this demand is an enormous number of waterfront marina and real estate developments catering to this high-end resident clientele and to the rapidly growing influx of affluent tourists: Dubai attracted 6.5 million tourists in 2006, and is targeting 15 million arrivals per year by 2010. Both tourists and the growing local consuming class focus much of their attention on a waterfront lifestyle. Island Global Yachting, which provides comprehensive design, development and management services to all marina properties and developments built by Dubai real estate giant Nakheel, points out that Nakheel projects alone will add 1500km of developed waterfront property to Dubai, and predicts that up to 40,000 new marina berths will be built in Dubai alone. Coupled with tens of billions of dollars in waterfront developments in emirates of Abu Dhabi, Ras al Khaimah, and Umm al Quwain, this suggests an enormous potential demand for pleasure craft. Some of these berths will be filled by high-end yachts, but we believe that far more will ultimately contain reasonably priced pleasure craft, and that the Atomix products distributed by us are very well suited to meet this demand.

In an article published in April 2007 in the Gulf News by Erwin Bamps, Executive Manager of local market leader Gulf Craft, he stated that there are 13,000 boats in U.A.E. at the moment and the market can expect another 10,000 to 30,000 pleasure boats once new marinas are built. He estimated that currently one out of 350 people owns boat in U.A.E., while in Australian & New Zealand one out of 10 people owns a boat.

According to the Gulf Boating Market Report, a strong incline in marina leisure is projected for the U.A.E., Kuwait and Qatar. Around the Gulf, their estimate one boat for every 423 residents. The report states that leisure fishing is one of the main drivers for boating in the Gulf, due to the traditional aspect of fishing and pearl-diving in the past. However, with the increasing number of overseas property purchasers in Dubai, imported boats from leading European and US builders are on the increase.

The annual Dubai International Boat Show is one of the top 5 most visited boat shows in the world, with than 25,000 visitors reported for 2007.

State owned Nakheel, the largest oceanfront property developer in the U.A.E., has signed a management agreement with Island Global Yachting to build and operate marinas in all their developments in the U.A.E. Andrew Farkas, CEO of Island Capital Group said, “We are excited about the expansion of our partnership with Nakheel, whose visionary projects and renowned developments have established Dubai as a new world-class destination for business and luxury tourism. Our partnership will pave the way for potentially more than 40,000 new marina berths, which will establish Dubai as a global yachting destination and facilitate the growth of the marina industry in the Middle East.”

This partnership will create an extraordinary opportunity for worldwide marina manufacturers, developers and service providers to contribute their expertise to and benefit from this unparalleled waterfront development in Dubai. Nakheel currently has $30 billion worth of projects under development, which will add 1,500 km (approximately 932 miles) of waterfront property to Dubai once they are completed. There are currently only 1,000 boat berths in Dubai.”

Local and international banks have been quick to realize the opportunity for growth in pleasure boat sales, offering a range of financing options for potential boat owners. UK-based HSBC requires a 30 per cent down payment and a valid boat and life insurance. The National Bank of Abu Dhabi (NBAD) also offers two types of boat financing loans for any person who makes more than $5,000 per month in salary.

The estimates from all sources range from 25,000 new marina berths in Dubai, to 40,000 berths coming on line in Nakheel projects alone. These estimates do not include the thousands of berths and waterfront housing units coming on line in Abu Dhabi, Umm al Quwain, and the increasingly popular Ras al Khaimah.

We believe that there is potential for sales of at least 40,000 boats in the under-10-meter, motor powered category in the next 5 years in the U.A.E. While we have yet to determine the marketability of the Atomix product, our research indicates that we can sell the boats at a significant profit but at less than the average local market price for the category. We have sold two units at an average gross profit of 20% since May 15, 2007.

Results of Operations

During the six months ended June 30, 2007, the Company sold seven Unic cranes, two Trident car sub-distributorships, and two Atomix boats. We expect to generate revenue from increased sales of these products in 2007 and onwards.

Furukawa Unic Cranes

The Unic cranes are in the same category of commercial and construction equipment that WWA is a U.A.E. market leader in selling, and many prospective buyers of the Unic products are WWA customers. We do not have to spend significant amounts on advertising, sales staff, or administrative matters to sell Unic cranes. We have sold 13 cranes from May 1, 2007 through August 15, 2007, at a total gross profit margin of approximately $60,000. We had only one sales assistant working with the operations manager during his period, and no other staff.

Trident Tri-Car

We plan to sell Trident CNG powered commercial vehicles to 20 countries in the Gulf Region, Southeast Asia, Africa, Central America and Eastern Europe. We expect to sell Trident commercial vehicles in the U.A.E. by wholesale auctions, direct wholesaling to users, and automated internet selling. However, the business is not designed to rely on WWA’s networks of buyers. We plan to build a network of sub-distributors in the countries we determine to have the best potential, and charge up front cash fees and profit margin to the vehicles and parts ordered by them. We will utilize contracted direct marketing firms to engage in the selling of sub-distributorships.

In the 20 countries we have the exclusive rights to sell Trident vehicles there is a population base of between 1 and 1.5 billion people. We plan to sell one sub-distributorship to each area of 1 million people, or up to 1,500 sub-distributorships. Initial fees up front will be $15,000 cash for one territory, and a minimum order of 50 vehicles in the first year. Our calculations of gross potential cash fees, profit margins on cars and parts, equates to over $20 million if we sell 1,000 sub-distributorships and each sells 50 cars at $150 per car margin. This amount will be reduced by commissions on the up- front fees, but the ongoing sales of cars will generate substantial revenue over the long term at no cost to the Company.

Atomix Boats

For us to sell Atomix boats without building an in-house retail sales team, we are in the process of formalizing relationships with real estate agents involved in selling marina and waterfront property throughout the U.A.E. These agents will act as commission agents to sell boats along with housing units they sell on a regular basis. Two boats were sold in the current quarter by these agents. We are also planning to work in a joint venture with Emirates Boat Share Ltd. to co-market Atomix boats.

Outside commission agents, contracted direct sales teams, and consultants will be used if they can be obtained for minimal fixed cost. Management is confident that it will be able to operate in this manner and to develop the business during the next twelve months. Our longer term plans are to hire sales and service staff for the Unic, Atomix and Trident businesses as necessary. Meanwhile, the Company has appointed an executive vice president of operations, based in Dubai, who has experience in selling Unic Cranes and Atomix boats in the U.A.E., to over see sales of our products. We have also engaged a sales manager and are now occupying showroom space on a verbal sharing arrangement with an Abu Dhabi company. We plan to engage a full time marketing manager to oversee the sales of Trident sub-distributor agreements.

Related Operations

The Company is in the process of obtaining or acquiring a trade license and corporate office in Dubai.

The Company has also entered into a sublease with Fastcraft Marine FZE to occupy 50% of a 2,000 square meter shop and warehouse in Ras al Khaimah port, U.A.E., which will serve as our service and logistics center. We have agreed to pay rent of $40,000 per year for a 5-year term for use of this building space and quayside space.

We have also engaged Fastcraft Marine FZE to service, warranty, manage and deliver all boats, Unic cranes and Trident vehicles we import to the U.A.E. By contracting a well established company in a shared facility, and passing the costs onto the buyers, we believe we can avoid growing our own overhead and salary costs long into the future.

Quarters Ended June 30, 2007 and 2006

Revenue

Revenue for the three and six months ended June 30, 2007 was $365,602 as compared to revenue of $0 for the three and six month periods ended June 30, 2006. The realization of revenue since May 1, 2007 can be attributed to the sale of Unic Cranes, Atomix boats and two sub-distributorships for Trident cars. We expect that revenue will increase in future periods as the Company focuses on building sales from its distributorship agreements.

Other Income

Other income for the three months and six months ended June 30, 2007 was $437,545 as compared to other income of $0 for the three and six month periods ended June 30, 2006. Other income in the current three and six month periods can be attributed to a gain on equity investments tied to our interest in WWAG. We expect that other income related to the business operations of WWAG will continue to increase as WWAG continues to outperform historical results.

Expenses

Expenses for the three months ended June 30, 2007 were $364,731 as compared to expenses of $123,165 for the three months ended June 30, 2006, an increase of 196%. Expenses for the six months ended June 30, 2007 were $381,451 as compared to expenses of $185,374 for the six month period ended June 30, 2006, an increase of 106%. The increase in expenses over the comparative periods can be attributed mainly to the cost of goods sold in the current six month period incurred in connection with the sale of Unic Cranes and Atomix boats, marketing costs for these products and compensation expenses related to our new vice-president of operations. We also incurred extraordinary non-recurring expenses incurred in connection with our Special Stockholders Meeting in April 2007 that included legal and transfer agent expenses in connection with our preparation for the meeting. The Company expects that expenses related to the cost of goods sold will continue to increase over future periods as corresponding revenues increase from the sale of our products and that general and administrative expenses will gradually increase as we build our separate businesses.

Depreciation and amortization expenses for the three months ended June 30, 2007 and June 30, 2006 were $382 and $2,347 respectively. Depreciation and amortization expenses for the six months ended June 30, 2007 and June 30, 2006 were $764 and $4,694 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities.

Net Income/Losses

Net income for the three months ended June 30, 2007 was $438,416 as compared to a net loss of $123,165 for the three months ended June 30, 2006. Net income for the six months ended June 30, 2007 was $343,204 as compared to a net loss of $301,713 for the six months ended June 30, 2006. The transition from net losses in the prior periods to net income in the current periods can be attributed both to the realization of revenue in the current three month period and a change in consolidation policies that recognized a gain on our equity investment. We do expect to continue to realize net income from operations.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from July 9, 1999 (inception) to June 30, 2007. However, during the second quarter of 2007, the Company acquired trading rights of Unic, Atomix and certain dealership rights to sell Trident vehicles pursuant to which the Company paid $65,000 and common stock valued at $224,000 of goodwill.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Impact of Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as the Company adds additional sales and administrative staff in the U.A.E. and other countries experiencing high inflation. At that time, management will evaluate how the possible effects of inflation impact our business and operations. Inflation has had a negative effect on the net income of WWA in the past 24 months, but we believe that increases in WWA revenue in recent months is an offsetting consideration.

Liquidity and Capital Resources

Cash flow used in operating activities for the six month period ended June 30, 2007 was $134,015 as compared to cash flow used in operating activities of $593,915 for the six month period ended June 30, 2007. The decrease in cash flow used in operating activities in the current six month period can be attributed to the realization of net income and an increase in accounts payable and accrued expenses. We expect that cash flow used in operating activities will continue to decrease as net income increases.

Cash flow used in investing activities for the six month period ended June 30, 2007 was $289,000 as compared to cash flow used in investing activities of $6,480 for the six month period ended June 30, 2006. Cash flow used in investing activities in the current six month period was used on the purchase of fixed assets connected to our distribution agreements. We expect to continue to use cash flow in investing activities as we build inventories to sell products through our distribution agreements.

Cash flow provided by financing activities for the six month period ended June 30, 2007 was $423,289 as compared to $604,442 for the six month period ended June 30, 2006. Cash flow provided by financing activities in the current six month period can be attributed primarily to the sale of common and preferred stock. The preferred stock sold in the current period was secured by a portion of our holdings of WWAG common stock. We have the option of selling another $400,000 worth of preferred stock to the same investor on the same terms and conditions at our option.

The Company had a working capital deficit of $1,473,808 as of June 30, 2007 compared to a working capital deficit of $992,561 as of December 31, 2006. Despite the working capital deficit we have inventory of $280,000 and receivables of $291,126 as of June 30, 2007. We also have a secured note receivable for $900,000. We believe that these assets, in addition to anticipated increases in cash flow from operations, and our existing option to generate an additional $400,000 from the sale of preferred stock, are sufficient to meet our obligations over the next twelve months.

Historically, the Company has funded its cash needs from inception through operations, increases in payables, and a series of debt transactions. Other prospective sources of funding include shareholder loans, the sale of common stock or other equity instruments, and loans from other sources. However, outside of a commitment to purchase up to an additional $400,000 worth of our preferred stock, we can provide no assurance that we will be able to obtain additional financing to expand our operations. If we are unable to increase our cash flows from operating activities or obtain additional financing as required by such shortfall, we may be required to curtain operations and limit our expansion plans.

The Company has no current plans for the purchase or sale of any plant or equipment except for resale as part of our Unic, Atomix and Trident businesses.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

Off Balance Sheet Arrangements

As of June 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and the measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on classification and interest and penalties related to income taxes. The Company adopted FIN 48 effective January 1, 2007.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

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

Forward Looking Statements and Factors that May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

▪	WWA’s ability to continue increasing sales and profit margins on their auctions;
▪	our marketing and distributorship success with Unic, Triton, and Atomix;
▪	our beneficial relationship with Fastcraft Marine FZE;
▪	our ability to raise additional capital, if needed, to fund cash requirements for future operations;
▪	our ability to maintain our corporate existence as a viable entity; and

▪	the volatility of the stock market and general economic conditions.

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

Since our inception in 1996, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit during our development stage of $93,013 at June 30, 2007. During the six months ended June 30, 2007, we recorded net income of $343,204 due both to a realization of revenue and recognition of income from our equity investment in WWAG. Although, the Company has historical income from the sale of investments, interest, and equity investments, we have only recently realized revenue from operations. Our only expectation of future profitability is dependent upon our ability to continue to realize revenue from operations, which progression can in no way be assured.

The Company’s limited financial resources cast severe doubt on our ability to generate cash profits.

The Company’s future operation is dependent upon the development of our various business activities. However, the prospect of such development is in doubt due to our limited financial resources. The Company may seek to improve this financial condition through debt or equity offerings but can provide no assurance that such efforts will be successful.

Our extremely limited operating history and the discontinuation of our initial business makes it difficult to evaluate our prospects. As a result of our short operating history, we have only limited financial data and business information with which to evaluate our business strategies, past performance and investment in our common stock.

Dependence on key personnel

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

Common stock price may be extremely volatile

The price of our common stock may be extremely volatile in the event the Company is able to develop a public market for its stock. Therefore, investors may not be able to sell their shares at or above their purchase price, or at all. Our stock was originally quoted on the OTC Bulletin Board, was subsequently relegated to the “Pink Sheets”, and in July 2005 the Commission suspended all trading in our securities due to delinquent filings. We have since brought current our filings with the Commission and plan to develop a public market for our securities in the near future. However, there is no assurance that a public market will ever be realized. The price of our common stock in a public market could be highly volatile and could fluctuate substantially because of:

▪	actual or anticipated fluctuations in our future business and operating results;
▪	changes in or failure to meet market expectations; and
▪	fluctuations in stock market price and volume, which are particularly common among securities of technology companies, particularly new start-up companies.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s most recent annual audit at year end 2006 expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of during the development stage of $436,215 as of December 31, 2006, which decreased to $93,013 as of June 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit from operations and/or obtain funding from outside sources.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended June 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On May 1, 2007 the Company authorized the issuance of 281,000 shares of common stock for $0.16 per share to one non-US entity for cash consideration of $45,000 pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

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

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an addresses in a foreign country.

On May 1, 2007 the Company authorized the issuance of 800,000 shares of common stock for $0.16 per share to Peter Prescott in connection with an agreement to acquire distribution rights for Furukawa Unic Cranes in the U.A.E. pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign country.

On May 1, 2007 the Company authorized the issuance of 600,000 shares of common stock for $0.16 per share to Peter Prescott in connection with an agreement to acquire distribution rights for Atomix Boats pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an address in a foreign countries.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 31 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc. (formerly Asia4Sale.com, Inc.)

By: /s/ Eric Montandon

Eric Montandon

Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

Date: August 20, 2007

INDEX TO EXHIBITS

Exhibit No.	Page No.	Description
3(i)	*	Articles of Incorporation of the Company (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
3(i)(b)	*

Certificate of Amendment of Articles of Incorporation of H and L Investments Incorporated dated December 29, 1999 (incorporated by reference to the Form 10-QSB filed with the Commission on May 15, 2007).

3(i)(c)	*	Certificate of Amendment of Articles of Incorporation of Asia4Sale.com, Inc. dated April 27, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on May 15, 2007).
3(ii)	*	By-laws of the Company (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
31	Attached

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