Form 10QSB
period 2007-09-30
ASIA8, INC.
filed 2007-11-19
CIK 1096298

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007.

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

Yes      ☐              No      ☑

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of November 19, 2007 was 23,040,113.

TABLE OF CONTENTS

Page

PART I.
Item 1. Financial Statements	3
Unaudited Balance Sheets as of September 30, 2007	4
Unaudited Statements of Operations for the three and nine month periods ended September 30, 2007 and 2006 and the period from inception to September 30, 2007	5
Unaudited Statements of Cash Flows for the nine month periods ended September 30, 2007 and 2006 and the period from inception to September 30, 2007	6
Notes to the Unaudited Financial Statements	7

Item 2. Management's Discussion and Analysis	9
Item 3. Controls and Procedures	25
Part II.
Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Submission of Matters to a Vote of Securities Holders	27
Item 5. Other Information	27
Item 6. Exhibits	27
Signatures	28
Index to Exhibits	29

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

ASIA8, INC. (Formerly Asia4Sale.com, Inc.) (A Development Stage Company) Balance Sheets (Unaudited)
ASSETS
	Sept 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS
Cash	$2,639	$545
Total Current Assets	2,639	545

FIXED ASSETS
Equipment, Net	289,384	1,530
Total Fixed Assets	289,384	1,530

OTHER ASSETS
Receivables	331,410
Inventory	136,241
Other receivables	101,500	101,500
Equity investment	2,756,939	2,439,776
Prepaids	19,905
Other investments	6,480	6,480
Note receivable	900,000	900,000
Deposit	4,360	4,360
Total Other Assets	4,256,834	3,452,116

TOTAL ASSETS	$4,548,857	$3,454,191

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$372,794	$44,706
Notes payable	1,056,745	948,400
Total Current Liabilities	1,429,539	993,106

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock; 25,000,000 shares authorized,
at $0.001 per share, 100,000 and -0- shares issued
and outstanding, respectively	100,000	-
Common stock; 100,000,000 shares authorized,
at $0.001 par value, 22,850,608 and 20,947,858
shares issued and outstanding, respectively	22,851	20,948
Additional paid-in capital	3,180,448	2,877,552
Deficit accumulated prior to the development stage	(1,200)	(1,200)
Accumulated deficit	(182,781)	(436,215)
Total Stockholders' Equity (Deficit)	3,019,318	2,461,085

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,548,857	$3,454,191
The accompanying notes are an integral part of these financial statements.

ASIA8, INC. (Formerly Asia4Sale.com, Inc.) (A Development Stage Company) Statements of Operations (Unaudited)
					From Inception
	For the Three		For the Nine		on July 9, 1999
	Months Ended		Months Ended		Through
	September 30,		September 30,		Sept 30,
	2007	2006	2007	2006	2007

REVENUES	$346,852	$-	$712,454	$-	$ 712,454

EXPENSES

Cost of goods sold	305,692		595,406		595,406
General and administrative	108,875	11,355	199,847	182,161	1,234,540
Depreciation	382	1,174	1,146	3,521	77,963

Total Expenses	414,949	12,529	796,399	185,682	1,907,909

OTHER INCOME

Income from sale
of investments	-	-	-	-	65,087
Income (loss) from
equity investments	(32,874)	-	317,163	-	1,836,293
Interest income	11,201	-	20,217	-	44,728

Total Other Income	(21,673)	-	337,380	-	1,946,108

INCOME (LOSS) FROM
CONTINUING OPERATIONS	(89,771)	(12,529)	253,435	(185,682)	750,652

INCOME (LOSS) FROM
DISCONTINUED OPERATIONS	-	-	-	-	(933,433)

NET INCOME (LOSS)	$(89,771)	$(12,529)	$253,435	$(185,682)	$ (182,781)

BASIC INCOME (LOSS)
PER SHARE	$(0.00)	$(0.00)	$0.01	$(0.01)

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING	22,430,296	18,276,297	22,009,983	17,584,518

The accompanying notes are an integral part of these financial statements.

ASIA8, INC. (Formerly Asia4Sale.com, Inc.) (A Development Stage Company) Statements of Cash Flows (Unaudited)
			From Inception
	For the nine		on July 9,
	Months Ended		1999 Through
	Sept 30,		Sepr 30,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$253,435	$(185,682)	(182,780)

Adjustments to reconcile net loss to
net cash used by operating activities:
Discountinued operations	-	0	747,114
Depreciation expense	1,146	3,521	77,964
Gain on sale of investments	-	-	(64,864)
Gain on equity investment	(317,163)	-	(1,836,293)
Changes in operating assets and liabilities
(Increase) decrease in receivables	(331,410)	590	(477,679)
(Increase) decrease in inventory	(136,242)		(136,242)
(Increase) decrease in prepaids	(19,905)		(19,905)
Increase (decrease) in accounts payable and
accrued expenses	328,088	(434,132)	368,885
Net Cash Used by Operating Activities	(222,051)	(615,703)	(1,523,800)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in subsidiaries	-	-	(1,634,071)
Purchase of short-term investments	-	(6,480)	(6,480)
Sale of investments	-	-	75,483
Purchase of fixed assets	(289,000)	-	(367,338)
Net Cash Provided by (Used by)
Investing Activities	(289,000)	(6,480)	(1,932,406)

CASH FLOWS FROM FINIANCING ACTIVITIES
Common stock issued for cash	304,800	520,060	3,200,615
Preferred stock issued for cash	100,000		100,000
Increase (decrease) in note payable	108,345	998,445	1,056,745
Cash paid on note receivable	-	(900,000)	(900,000)
Capital contributed by shareholder	-	-	1,485
Net Cash Provided by Financing Activities	513,145	618,505	3,458,845

NET DECREASE IN CASH	2,094	(3,678)	2,639

CASH AT BEGINNING OF PERIOD	545	5,618	-

CASH AT END OF PERIOD	$2,639	$1,940	2,639

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:
Interest	$-	$-	-
Income Taxes	$-	$-	-
The accompanying notes are an integral part of these financial statements.

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

(A Development Stage Company)

Notes to Financial Statements

NOTE 1 -	ORGANIZATION AND HISTORY

Asia8, Inc., a Nevada corporation, was incorporated in September of 1996as H&L Investments, Inc. (“Company”). The name of the corporation was changed to “Asia4sale.com, Inc.” on December 29, 1999 and to “Asia8, Inc” on April 27, 2007.

The Company changed its name on December 29, 1999 with the intent to acquire Asia4Sale.com, Ltd., a Hong Kong registered software development company (“LTD”) which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2000, the Company executed a 1 for 1 stock dividend.

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

During June of 2000, we paid $970,000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby WWA Group stock was issued to owners of World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA Group.

Since mid year 2000, when the Company discontinued the software development and marketing operations of LTD., the Company has been actively seeking one or more operating companies or businesses to acquire.

In May 2007 the Company agreed to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company. The Company generated cash revenue and receivables on sales, a gross profit, and a nominal net profit from its new business units in the nine month period ending September 30, 2007.

The Company also raised $404,800 in equity capital from sales of preferred shares and common stock during the nine month period ending September 30, 2007, and management reports that a commitment has been made by the same non US investor to purchase an additional $400,000 worth of preferred stock in 2007.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS

This “Management's Discussion and Analysis” of our financial condition and results of operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2007. Our fiscal year end is December 31.

The Company

The Company is a corporation, organized and existing under the laws of the State of Nevada, having been incorporated in September 1996 as “H&L Investments, Inc.” The name of the corporation was changed to “Asia4Sale.com, Inc.” on December 29, 1999 and to “Asia8, Inc.” on April 27, 2007.

During June of 2000, the Company paid $970,000 to acquire 49% of World Wide Auctioneers, Inc. (“WWA Inc”), a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd. (“WWA Ltd”). In August of 2003, WWA Inc sold 100% of WWA Ltd to WWA Group, Inc. (“WWA Group”), a Nevada registered company, in a stock for stock transaction whereby WWA Group stock was issued directly to owners of WWA Inc in exchange for ownership of WWA Ltd. The exchange caused the Company to acquire a minority equity investment in WWA Group, which is accounted for using the equity method. WWA Group, through its subsidiary WWA Ltd, operates auctions of used, heavy construction equipment from Dubai, United Arab Emirates (“U.A.E.”), and other locations. WWA Ltd is also involved in direct trading of new and used equipment, and owns a shipping company with a RO vessel. WWA Ltd also owns equity in a mining and earthmoving management company in the U.A.E.

On May 1, 2007, the Company acquired: (a) the exclusive distribution rights to sell Furukawa Unic Cranes (“Unic”) in the U.A.E.; (b) the first right of refusal for the exclusive rights to sell the China-manufactured Trident Tri-Car (“Trident”), which are compressed natural gas (“CNG”) and electric powered 3-wheel vehicles, in 20 countries of our choosing; and (c) the rights to the exclusive distributorship agreement for Atomix Boats in the U.A.E., manufactured in China by the Atomix Boats Co. Ltd. Zhejiang.

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

Operations

WWA Group, Inc. and World Wide Auctioneers, Ltd.

WWA Ltd operates auctions of heavy equipment in Dubai. WWA Ltd has developed a significant customer base and has achieved consistent revenue, profits, and a dominant market share in its primary operating market in Dubai. WWA Ltd has leased a new yard space for a 20 year term starting in 2007, and plans to build large, multi-use office/shop/arena on the site. The new yard and the continuation of the construction boom in the GCC should contribute to WWA Ltd’s continued growth.

WWA Ltd sells a variety of Asian sourced second hand equipment at its auctions, and has held an auction in China in the past. Our business experience has indicated that higher value Chinese made goods are becoming more competitive in quality, although certain Japanese, American and European made equipment products dominate some market categories.

WWA Ltd is commonly managed by the CEO of Asia8, who is also the CEO of WWA Group. We have access to a wide base of manufacturers/dealers of equipment and other items in Japan, China, Taiwan, and Thailand due to our relationship with WWA Group. The Company’s current focus is to work together, where possible, with WWA Group to leverage the common CEO and the well established physical plant of WWA Ltd in Dubai, and also utilize WWA Ltd’s large distribution channel to the advantage of both companies. We will use the WWA Ltd infrastructure and staff, customer base and work space on a commission and fee basis that will add value to WWA Ltd’s business. This operating structure also allows the Company to oversee its large investment in WWA Ltd.

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

The GCC is the world’s fastest growing and most dynamic economic region, led by the Dubai and U.A.E. Governments as the primary catalysts and master planners of the current GCC business plan. Lehman Brothers, in a May 2007 report titled “Beyond Petrodollars: Globalization and Sustainable Development in the Middle East,” stated that as of early April 2007, there were over two thousand ongoing and planned infrastructure projects in the GCC countries, amounting to an estimated $1.3 trillion plus of investments over the period 2007-2012. According to the Middle East Economic Digest (MEED), which tracks these projects, the total value of these projects may have risen by $300 billion since the start of this year, reflecting the rapid rate at which new projects are being added. MEED reports that projects in the U.A.E account for over $300 Billion of this total. This unprecedented regional construction boom is fueled by sustained high energy prices: oil and gas export receipts for the GCC rose 40%, to $291 billion, in 2005, and reached a record $330 billion in 2006. The Lehman Brothers report summed up the region’s immediate potential in these terms:

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

Strong market conditions will contribute to the growth of our businesses, and we intend to continue to seeking out and pursue distribution agreements for products that are likely to be well received in this market. The U.A.E. led GCC has become the world second largest consumer of oil and gas next to China, and is expected to become one of the world largest importers of non-oil goods in the next few years. Merchandise imports in the region have grown from $89 billion in 2002 to almost $200 billion in 2006. As an importer of high value merchandise, the Company expects solid growth in our revenues.

The U.A.E. comprises almost half of the total merchandise imports to the GCC. The U.A.E. is the largest export market in the GCC for Japan, Hong Kong and China, with imports from the three countries growing to over $35 billion worth of diversified goods in 2006. Europe and then the U.S. are the next largest exporters of goods to the U.A.E. Dubai has grown to be the third largest re-export hub in the world, behind Hong Kong and Singapore. This data suggest that the overall U.A.E. and GCC market is proven and ideal for entry of new Asian product distributors.

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

The success of Dubai’s growth model has been noticed elsewhere in the UAE, and is being emulated with considerable success. The oil-rich emirate of Abu Dhabi is pouring billions of dollars into infrastructure and industrial, residential, commercial, and tourism projects designed to follow Dubai’s model and wean the economy away from dependence on oil and gas. Smaller Emirates, particularly Ras al Khaimah, which has seacoast and mountain environments ideally suited for tourism, is following much the same pattern. These developments are expected to accelerate as Dubai’s boom enters maturity, providing additional growth drivers for the national economy.

Twenty-four percent of the world's 125,000 construction cranes are currently operating in Dubai, according to the organizers of the Conmex construction machinery exhibition. Saif Al Midfa, director-general of the Expo Centre Sharjah, the organizers of Conmex, the exhibition for construction machinery and equipment, said “demand for construction related machinery, equipment and vehicles is expected to continue rising in the Middle East, especially in the UAE, due to the continuing construction and real estate boom. In 2003, the UAE's market for heavy construction machinery stood at $165 million, road construction machinery at $142 million and earth moving machinery at $125 million. The size has increased by 15-20 per cent since then. Annual market demand for used machinery in the Middle East is valued at over $1.3 billion. Construction activity in the region is currently at its peak as a result of which the demand for related machinery, equipment and vehicles is experiencing a sharp rise. The indications are that there will be no let-up in this trend,” he added.

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

This shift to an “explosive private sector growth”, which will be repeated throughout the region as major projects in Abu Dhabi, Qatar, and other leading economies reach maturity, will fundamentally change the construction equipment and supply business in the region. During the infrastructure phase the regional construction market was dominated by a few extremely large and well connected companies, often government-owned. This produced market distortions, as large consumers used their leverage to force suppliers to drop prices, negatively impacting margins. This situation is rapidly changing, with a much wider range of purchasers actively entering the market and driving a transition to a more mature market-driven pricing structure. Many new private sector projects are managed by international contractors and construction management firms, creating a more open, dynamic marketplace and a highly beneficial business environment for the equipment auction and material supply operations of the WWA Ltd.

Based on WWA Ltd’s $125 million in gross equipment sales in the last 12 months, the figures cited above would be considered conservative. The upward trend in equipment demand is positive for WWA Ltd’s business. As such, our outlook in the auctioneer mark seems very promising.

Furukawa Unic Cranes Market

In addition to WWA Ltd, Unic also stands to benefit substantially from an ongoing transition in the composition of Dubai’s construction market.

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

In the table below are export figures provided by Unic for 2004 – 2006. The 2006 Middle East figures include cranes sold by the UAE dealership acquired by the Company.

Unic exports are as follows:

2004	2005	2006
Middle-East	60 units	50 units	130 units
North America	60 units	165 units	50 units
Europe	70 units	120 units	160 units
Australia	80 units	60 units	45 units
Taiwan	310 units	300 units	300 units

The above quantities do not include the exported cranes which were mounted on trucks in Japan and sold as a package.

Unic Thailand reports that the total market for truck mounted cranes of 2 - 15 ton size is about 400 units per year. Unic sells approximately 100 of these units per year, with Tadano also selling 100 and the balance distributed amongst Palfinger, Hiab, and several other lesser known brands. The Thailand and Taiwan markets are good comparisons to the UAE.

Japanese industrial products are well received in the U.A.E., and Unic’s pricing and features compare favorably with competing products. Our extensive research and experience in the U.A.E. gives us reason to believe that we can create a significant market share in the U.A.E. for these products. More than 30 units were sold in the U.A.E. from March 2006 through April 2007, at an average gross margin of about 15%, or $4,500 per unit. We have sold 23 cranes at a gross margin of $4,500 each from May 1, 2007 up to the date of this report. With our expanded network of customers in the U.A.E. and our sales channels we expect to increase these sales figures to over 100 units per year by 2009.

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

Between May 1, 2007 and September 30, 2007, we sold two sub-distributorships for the Trident vehicles.

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

In an article published in April 2007 in the Gulf News by Erwin Bamps, Executive Manager of local market leader Gulf Craft, he stated that there are 13,000 boats in UAE at the moment and the market can expect another 10,000 to 30,000 pleasure boats once new marinas are built. He estimated that currently one out of 350 people owns a boat in UAE, while in Australian & New Zealand one out of 10 people owns a boat.

According to the Gulf Boating Market Report, a strong incline in marina leisure is projected for the UAE, Kuwait and Qatar. Around the Gulf, their estimate one boat for every 423 residents. The report states that leisure fishing is one of the main drivers for boating in the Gulf, due to the traditional aspect of fishing and pearl-diving in the past. However, with the increasing number of overseas property purchasers in Dubai, imported boats from leading European and US builders are on the increase.

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

We believe that there is potential for sales of at least 40,000 boats in the under-10-meter, motor powered category in the next 5 years in the U.A.E. While we have yet to determine the marketability of the Atomix product, our research indicates that we can sell the boats at a significant profit but at less than the average local market price for the category. We have sold four units at an average gross profit of 20% since May 15, 2007.

Results of Operations

During the nine months ended September 30, 2007, the Company sold 23 Unic cranes, 2 Trident car sub-distributorships, and 4 Atomix boats. We expect to generate revenue from increased sales of these products in 2007 and onwards.

Furukawa Unic Cranes

The Unic cranes are in the same category of commercial and construction equipment that WWA Ltd is a U.A.E. market leader in selling, and many prospective buyers of the Unic products are WWA Ltd customers. We do not have to spend significant amounts on advertising, sales staff, or administrative matters to sell Unic cranes. We have sold 23 cranes from May 1, 2007 through September 30, 2007, at a total gross profit margin of approximately $110,000. We had only one sales assistant working with the operations manager during his period, and no other staff.

Trident Tri-Car

We plan to sell Trident CNG powered commercial vehicles to 20 countries in the Gulf Region, Southeast Asia, Africa, Central America and Eastern Europe. We expect to sell Trident commercial vehicles in the U.A.E. by wholesale auctions, direct wholesaling to users, and automated internet selling. However, the business is not designed to rely on WWA Ltd’s networks of buyers. We plan to build a network of sub-distributors in the countries we determine to have the best potential, and charge up front cash fees and profit margin to the vehicles and parts ordered by them. We will utilize contracted direct marketing firms to engage in the selling of sub-distributorships.

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

Outside commission agents, contracted direct sales teams, and consultants will be used if they can be obtained for minimal fixed cost. Management is confident that it will be able to operate in this manner and to develop the business during the next twelve months. Our longer term plans are to hire sales and service staff for the Unic, Atomix and Trident businesses as necessary. Meanwhile, the Company has appointed an executive vice president of operations, based in Dubai, who has experience in selling Unic Cranes and Atomix boats in the U.A.E., to oversee sales of our products. We have also engaged a sales manager and are now occupying showroom space on a verbal sharing arrangement with an Abu Dhabi company. We plan to engage a full time marketing manager to oversee the sales of Trident sub-distributor agreements.

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

Quarters Ended September 30, 2007 and 2006

Revenue

Revenue for the three months ended September 30, 2007 was $346,852 as compared to revenue of $0 for the three month period ending September 30, 2006. Revenue for the nine months ended September 30, 2007 was $712,454 as compared to revenue of $0 for the nine month period ended September 30, 2006. The realization of revenue since May 1, 2007 can be attributed to the sale of Unic Cranes, Atomix boats, and sub-distributorships for Trident cars. We expect that revenue will increase in future periods as the Company focuses on building sales from our distributorship agreements.

Other Income/Losses

Other losses for the three months ended September 30, 2007 were $21,673 as compared to other losses of $0 for the three months ended September 30, 2006. Other income for the nine months ended September 30, 2007 was $337,380 as compared to other income of $0 for the nine months ended September 30, 2006. Both the loss in the current three month period and the income in the current nine month period can be largely attributed toour equity investment in WWA Group. We expect that other income will increase in future periods with the profitability of WWA Group.

Expenses

Expenses for the three months ended September 30, 2007 were $414,949, as compared to expenses of $12,529 for the three month period ending September 30, 2006, an increase of 3,212%. Expenses for the nine months ended September 30, 2007 were $796,399 as compared to expenses of $185,682 for the ninemonth period ending September 30, 2006, an increase of 329%. The increase in expenses over the comparative periods can be attributed to increases in general and administrative expenses and the cost of goods sold in the current periods. Increases in general and administrative expenses are partially attributable to the salary of our new vice president of operations and marketing expenses. We expect that expenses related to the cost of goods sold will continue to increase over future periods as corresponding revenues increase from the sale of our products.

Depreciation and amortization expenses for the three months ended September 30, 2007 and 2006 were $382 and $1,174, respectively. Depreciation and amortization expenses for the nine months ended September 30, 2007 and 2006 were $1,146 and $3,521, respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities.

Net Income/Losses

Net loss for the three months ended September 30, 2007 was $89,771, as compared to net loss of $12,529 for the three-month period ended September 30, 2007, an increase of 617%. Net income for the nine months ended September 30, 2007 was $253,425, as compared to a net loss of $185,682 for the nine-month period ended September 30, 2007. The loss in the current three month period can be attributed to increases in our operating expenses which outweighed our revenue gain. Our income in the current nine month period can be attributed to the income from our equity investment in WWA Group. We expect that revenue will surpass expenses in future periods as our operations expand.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from July 9, 1999 (inception) to September 30, 2007.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that we will utilize the net operating losses carried forward in future years.

Impact of Inflation

In the opinion of management, inflation has not and will not have a material effect on our operations until such time as the Company adds additional sales and administrative staff in the U.A.E. and other countries experiencing high inflation. At that time, management will evaluate how the possible effects of inflation impact our business and operations. Inflation has had a negative effect on the net income of WWA Ltd in the past 24 months, but we believe that increases in WWA Ltd revenue over time is an offsetting consideration.

Liquidity and Capital Resources

Cash flow used in operating activities for the nine month period ended September 30, 2007 was $222,051 as compared to cash flow used in operating activities of $615,703 for the nine month period ended September 30, 2006. The decrease in cash flow used in operating activities in the current nine-month period can be attributed to the realization of net income and an increase in accounts payable and accrued expenses. We expect that cash flow used in operating activities will continue to decrease as net income increases.

Cash flow used in investing activities for the nine month period ended September 30, 2007 was $289,000 as compared to cash flow used in investing activities of $6,480 for the nine month period ended September 30, 2006. Cash flow used in investing activities in the current nine month period was used on the purchase of fixed assets connected to our distribution agreements. We expect to continue to use cash flow in investing activities as we build inventories to sell products through our distribution agreements.

Cash flow provided by financing activities for the nine-month period ended September 30, 2007 was $513,145 as compared to $618,505 for the nine-month period ended September 30, 2006. Cash flow provided by financing activities in the current nine month period is attributable to the sale of common and preferred stock as well as the issuance of a note payable. The preferred stock sold in the second quarter of 2007 is secured by a portion of our holdings of WWA Group common stock.

The Company had a working capital deficit of $1,426,900 as of September 30, 2007 compared to a working capital deficit of $992,561 as of December 31, 2006. Despite the working capital deficit we have inventory of $136,241 and receivables of $331,410 as of September 30, 2007. We also have a secured note receivable for $900,000. We believe that these assets, in addition to anticipated increases in cash flow from operations, and our existing option to generate an additional $400,000 from the sale of preferred stock, are sufficient to meet our obligations over the next twelve months.

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

Off Balance Sheet Arrangements

As of September 30, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Forward Looking Statements and Factors that May Affect Future Results and Financial Condition

The statements contained in the section titled “Management’s Discussion and Analysis,” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

▪	WWAG’s ability to continue increasing sales and profit margins on their auctions;
▪	our marketing and distributorship success with Unic, Triton, and Atomix;
▪	our beneficial relationship with Fastcraft Marine FZE;
▪	our ability to raise additional capital, if needed, to fund cash requirements for future operations;
▪	our ability to maintain our corporate existence as a viable entity; and
▪	the volatility of the stock market and general economic conditions.

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

Since our inception in 1996, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit during our development stage of $182,781 at September 30, 2007. Although, the Company has historical income from the sale of investments, interest, and equity investments, we have only recently realized revenue from operations. Our only expectation of future profitability is dependent upon our ability to continue to realize revenue from operations, which progression can in no way be assured.

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

Going Concern

The Company’s most recent annual audit at year end 2006 expressed substantial doubt as to the Company’s ability to continue as a going concern as a result of recurring losses, lack of revenue-generating activities and an accumulated deficit of during the development stage of $436,215 as of December 31, 2006, which decreased to $182,781 as of September 30, 2007. The Company’s ability to continue as a going concern is subject to our ability to realize a profit from operations and/or obtain funding from outside sources.

ITEM 3. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended September 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

On September 18, 2007 the Company issued 187,500 shares of restricted stock for consulting services rendered by Orsa & Company, valued at $0.16 per share or $30,000 pursuant to the exemptions from registration provided by Regulation D and Section 4(2) of the Securities Act of 1933, as amended.

The Company complied with the exemption requirements of Section 4(2) based on the following factors: (1) the issuance was an isolated private transaction that did not involve a public offering; (2) there was only one offeree who was issued stock as consideration for services rendered; (3) the offeree committed to hold the stock for at least one year; (4) there were no subsequent or contemporaneous public offerings of the stock; (5) the stock was not broken down into smaller denominations; and (6) the negotiations that lead to the issuance of the stock took place directly between the offeree and the Company.

The Corporation complied with the requirements of Rule 506 of Regulation D of the Securities Act for the Regulation D equity financing by: (i) foregoing any general solicitation or advertising to market the securities; (ii) selling only to an accredited investor; (iii) having not violated antifraud prohibitions with the information provided to the creditor; (iv) being available to answer questions by the creditor; and (v) issuing restricted securities to the investor, which securities cannot be sold for at least a year without registration.

On September 18, 2007 the Company issued 504,750 shares of restricted stock for aggregate cash consideration of $80,760 or $0.16 a share to eight individuals or entities pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. No commissions were paid in connection with this equity offering.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfies all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S of the Securities Act by: (i) having no directed offering efforts made in the United States, (ii) offering only to offerees who were outside of the United States at the time the securities were issued, and (iii) ensuring that the subscribers to whom the restricted securities were issued were non-U.S. residents with addresses in foreign countries.

The following individuals and entities were issued securities pursuant to the exemption from registration provided by Regulation S of the Securities Act:

SUBSCRIBER	SHARES	CONSIDERATION
Peter Hersey	6,250	$1,000
Don Mortensen	100,000	$16,000
Estec Superannuation Fund	45,000	$7,200
Rene Bloch	2,500	$400
Lesley Gray and Garry Gray	5,000	$800
Charles Warwick Beattie	15,000	$2,400
Gordon Howard	50,000	$8,000
Nine 2005 Holding Ltd.	281,000	$45,000

On September 18, 2007 the Company issued 1 preferred shares of restricted stock for aggregate cash consideration of $100,000 to Nine 2005 Holding Ltd. pursuant to the exemption from registration provided by Regulation S of the Securities Act of 1933, as amended. No commissions were paid in connection with this equity offering.

The Company complied with the requirements of Regulation S of the Securities Act by: (i) having no directed offering efforts made in the United States, (ii) offering only to an offerees who was outside of the United States at the time the security was issued, and (iii) ensuring that the subscriber to whom the restricted security was issued was a non-U.S. resident with an address in a foreign county.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 29 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc. (formerly Asia4Sale.com, Inc.)

By:

Eric Montandon

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

Date: November 19, 2007

INDEX TO EXHIBITS

Exhibit	Page	Description
No.	No.

3(i)(a)	* Articles of Incorporation dated September 23, 1996 (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
3(i)(b)	* Amended Articles of Incorporation dated July 9, 1999 (incorporated by reference from Form 10-QSB filed with the Commission on October 20, 1999).
3(i)(c)	* Amended Articles of Incorporation dated December 22, 1999 (incorporated by reference from Form 10-QSB filed with the Commission on May 15, 2007).
3(i)(d)	* Amended Articles of Incorporation dated April 20, 2007 (incorporated by reference from Form 10-QSB filed with the Commission on May 15, 2007).
3(ii)(a)	* By-Laws dated May 6, 1999 (incorporated by reference Form 10-12G filed with the Commission on October 20, 1999).
3(ii)(b)	* Amended Bylaws dated January 22, 2007 (incorporated by reference to the Form 8-K filed with the Commission on January 29, 2007).
10(i)	* Share Purchase Agreement dated May 1, 2000 between Asia4Sale.com, Inc. and World Wide Auctioneers, Inc. (incorporated by reference from Form 8-K filed with the Commission on October 3, 2007).
10(ii)	* Unic Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Peter Prescott (incorporated by reference from Form 8-K filed with the Commission on October 3, 2007).
10(iii)

*                        Tri Car Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Asian Dragon Entertainment and Gaming Corporation (incorporated by reference from Form 8-K filed with the Commission on October 3, 2007).

10(iv)	* Atomix Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Peter Prescott (incorporated by reference from Form 8-K filed with the Commission on October 3, 2007).
31

Attached                Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference