Form 10-K
period 2007-12-31
ASIA8, INC.
filed 2008-04-11
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑          Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.

☐        Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from        to .

Commission file number: 000-27735

ASIA8, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (I.R.S. Employer Identification No.)

2465 West 12th Street, Suite 2 Tempe, Arizona 85281

(Address of principal executive offices) (Zip Code)

(480) 505-0070

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none.

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐     No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐     No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑     No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐     No ☑.

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (18,198,250 shares) was approximately $2,911,720 as of April 9, 2008 based on the price of $0.16 at which the common stock was sold in September of 2007.

At April 9, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 23,071,835.

PART I

ITEM 1.	BUSINESS

As used herein the terms “Company,” “we,” “our,” and “us” refer to Asia8, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

The Company, a Nevada corporation, was incorporated in September of 1996 as H&L Investments, Inc. On December 22, 1999 our name changed to Asia4sale.com, Inc. in connection with our acquisition of Asia4Sale.com, Ltd., a Hong Kong registered software development company. Asia4Sale.com developed a web based system for business to business and business to consumer selling, bartering, and auctioning of consumer goods and services to the Asian market place. Unfortunately, the system was not widely accepted and our introduction corresponded with a general downturn in business to business and business to consumer e-commerce which conditions caused us to abandon e-commerce software operations. We eventually sold Asia4Sale.com, Ltd. to an unrelated party in January of 2005.

On June 30, 2000, we acquired 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd (“WWA”), an international equipment auction company. World Wide Auctioneers, based in the United Arab Emirates (U.A.E.), holds unreserved auctions for the sale of construction, industrial and transportation equipment on a consignment basis. On August 8, 2003, World Wide Auctioneers, Inc. sold 100% of World Wide Auctioneers, Ltd., to a Nevada registered company, WWA Group, Inc., in a stock for stock transaction. The exchange caused us to acquire a minority equity investment in WWA Group which is accounted for using the equity method. As of April 9, 2008, the Corporation holds 7,291,516 shares of the common stock of WWA Group, which is equal to approximately 40% of WWA Group’s issued and outstanding shares.

On May 31, 2007 we acquired the exclusive rights to distribute Unic Cranes in the U.A.E., manufactured in Japan by the Furukawa Co., Ltd. We have since commenced sales of Unic Cranes and have sold 26 Unic Cranes to date. On June 30, 2007, we also acquired the exclusive right to sell Atomix Boats in the U.A.E. We have since sold four Atomix Boats. In November, 2007, we were granted the exclusive right to distribute the Renhe Mobile House products, re-branded by Asia8 as “Wing House” mobile shelter systems, in the Middle East region. We have sold 6 units as of April 9, 2008. In 2007 we also acquired exclusive distributorship rights to 20 countries for sales of Trident 3-wheeled CNG powered vehicles. We did sell by contract two sub-dealerships for the vehicles in 2007, but were unable to collect fees due for the sale. In April 2008 we discontinued our efforts to market the Trident vehicles due to price, quality and competition issues.

The Company’s business office is located at 2465 West 12th Street, Suite 2, Tempe, Arizona, 85281, and our telephone number is (480) 505-0070. Our registered statutory office is located at the Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada, 89511.

DESCRIPTION OF BUSINESS OPERATIONS

Minority Interest in WWA Group, Inc.

As of April 9, 2008, the Company holds 7,291,516 shares of the common stock of WWA Group, which is equal to approximately 40% of WWA Group’s issued and outstanding shares.

The relationship between the Company and WWA Group is one of common control, as the chief executive officer of both companies is the same person. The Company benefits from the contacts and business development opportunities generated by WWA Group’s business activities and infrastructure in the U.A.E. We intend to provide additional financial and business support to WWA Group to help grow the value of our equity interest, and to provide us opportunities for acquisition and development that are related to or generated by WWA Group.

WWA’s Business

WWA Group, through its wholly owned subsidiary WWA, is a diversified auction and trading company focused on heavy equipment sales and shipping, with an investment into a limestone mining venture. WWA operations are focused on the high-growth, underserved region of the Middle East that is transforming into a luxury tourism and international economic center. Since its inception in 2001 through the end of 2007, WWA has auctioned approximately $600 million worth of vehicles and equipment. WWA also manages unreserved auctions in Australia through a joint venture partner.

WWA is further distinguished as the largest seller of second-hand construction equipment in the Arab Gulf Cooperation Council (GCC) countries -- Saudi Arabia, Kuwait, the United Arab Emirates, Qatar, Bahrain and Oman. Auctions are conducted on location in Dubai, and through the WWA BIDLive online bidding system. This is one of the most dynamic construction markets in the world: the authoritative Middle East Economic Digest (MEED) is tracking regional projects currently valued at over $2 trillion.

WWA’s primary auctioned items include mobile and stationary earthmoving and construction equipment such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, generators, compressors, agricultural tractors, and forklifts. Much of the equipment can be used in multiple industries and in diverse geographic locations. We also sell light vehicles and other related items such as boats and motorcycles. WWA Group also generates commission and service income from these auctions.

WWA is now beginning the execution of its expanded operations plan to leverage its dominant equipment auction and trading base into a diversified business including activities in the Gulf region that are related to heavy equipment. During 2006 WWA acquired a shipping vessel known as the M/V Iron Butterfly that is now under charter to provide transportation services, and a 35% minority interest in Marena Industries Ltd. a mining company that operates a limestone quarry in the U.A.E.

WWA Group is subject to the informational requirements of the Securities Exchange Act of 1934, as amended and as such files reports, proxy statements and other information with the Commission. Filings can be viewed on the Internet at www.sec.gov.

We account for our minority interest in WWA Group using the equity method, whereby our percentage of the net income of WWA Group is accounted for as other income of the Company.

Wholly owned and operated Business Divisions

Unic Crane Distribution

On May 1, 2007, the Company entered into an agreement with Peter Prescott to acquire the exclusive right to distribute Unic Cranes in the U.A.E., manufactured in Japan by the Furukawa Co., Ltd in exchange for assuming ownership of Mr. Prescott’s equipment assets in the U.A.E., and associated liabilities. The Unic Distribution Agreement called for the Company to take over ownership of $415,000 worth of equipment at book value, along with $415,000 of associated liabilities, and the rights to the exclusive distributorship appointment by Unic, in return for 800,000 shares of our common stock. The agreement closed on May 31, 2007.

Products

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

Markets

The rapidly accelerating U.A.E. construction market creates enormous potential demand for the Unic lifting products that the Company is now distributing. Much of the country’s developments are now in dense, crowded urban environments, and the compact, efficient Unic products are ideally suited to loading, unloading, and on-site handling of construction materials under these conditions, and to ongoing finishing and maintenance work. As the overall economy matures in the country and more in-fill land is developed, the trend is expected to move toward more use of light, efficient handling machinery rather than manual labor and large multi-purpose lifting equipment.

In Japan and Southeast Asian markets where development is dense, Unic has sold over 5,000 cranes over the last 5 years. Unic has sold over 1,500 cranes in Taiwan alone in the last 5 years. As the U.A.E. becomes more developed and dense, we expect the market demand for Unic products to reach levels of established Southeast Asian countries.

In the table below are export figures provided by Unic for 2004 – 2006. The 2006 Middle East figures include cranes sold by the U.A.E. dealership acquired by the Company.

Unic Exports

2004 2005 2006___	2007
Middle-East	60 units 50 units 130 units	195 units
North America	60 units 165 units	50 units	76 units
Europe	70 units 120 units 160 units	200 units
Australia	80 units 60 units 45 units	50 units
Taiwan	310 units 300 units	300 units	300 units

The above quantities do not include the exported cranes which were mounted on trucks in Japan and sold as a package. Unic Thailand reports that the total market for truck mounted cranes of 2 - 15 ton size is about 400 units per year. Unic sells approximately 100 of these units per year, with Tadano also selling 100 and the balance distributed amongst Palfinger, Hiab, and several other lesser known brands. The markets in Thailand and Taiwan are good comparisons to the U.A.E.’s potential.

Japanese industrial products are well received in the U.A.E., and Unic’s pricing and features compare favorably with competing products. Our extensive research and experience in the U.A.E. gives us reason to believe that we can create a significant market share in the U.A.E. for these products. More than 30 units were sold in the U.A.E. from March 2006 through April 2007, at an average gross margin of about 15%, or $4,500 per unit. We have sold 26 cranes at a gross margin of $4,500 each from May 1, 2007 up to the date of this report. With our expanded network of customers in the U.A.E. and our sales channels we expect to increase these sales figures to over 100 units per year by 2009.

The Atomix Distribution Agreement

On May 1, 2007, the Company entered into an agreement with Peter Prescott to acquire the rights to the exclusive distributorship agreement for Atomix Boats in the U.A.E., manufactured in China by the Atomix Boats Co. Ltd. Zhejiang, in exchange for 600,000 shares of our common stock. The agreement closed on June 30, 2007.

Products

Atomix Boats has established a new composite boat manufacturing facility in China. Atomix Boats include a range of 8 designs from 4 to 10 meters including bow riders, cabin cruisers, sports cruisers, fisherman, centre consoles and RIB's (rigid hull inflatable). Other Atomix products include a selection of inflatable boats and trailers including boat trailers and general purpose trailers.

Atomix China is owned by New Zealand nationals. Expertise and experience is drawn from other New Zealand companies to ensure the quality and reliability of all Atomix products having been carefully selected from the best in the world. Among these companies are Bakewell White Yacht Design, and High Modulus, who have been providing technical assistance and support both on and off site. The New Zealand marine industry, built on a strong domestic market, has developed into an internationally credible supplier of innovative products and some of the finest boats in the world.

Atomix Boats products are all 100% hand-laid to achieve maximum quality and consistency. High Modulus supplies engineering expertise to ensure that all products are built to meet CE requirements and to achieve optimum strength to weight ratios. There is no structural timber used in any Atomix products and all reinforcing is done with high density foam using foam sandwich construction techniques. Quality assurance is provided by a team of New Zealand boat builders that remain onsite both to train staff and monitor production.

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

Markets

In an article published in April 2007 in the Gulf News by Erwin Bamps, Executive Manager of local market leader Gulf Craft, he stated that there are 13,000 boats in U.A.E. at the moment and the market can expect another 10,000 to 30,000 pleasure boats once new marinas are built. He estimated that currently one out of 350 people owns a boat in the U.A.E., while in Australia & New Zealand one out of 10 people owns a boat.

As many as 30,000 to 50,000 boats are predicted to be moored in Dubai within the next five years, according to projections by Dubai Maritime City (DMC). DMC said boat ownership levels in Dubai will increase 15 per cent within the next year as a result of the increased availability of berthing space and better maritime facilities.

DMC is making final preparations to complete the first phase of its marina berth project, and showcase its facilities as the main supply, service and refit centre for leisure boats and yachts in the region. A March 2008 news article quoted “Although much of the maritime infrastructure is still being developed, the sector is now growing by more than 10 per cent," said Amer Ali, chief executive of DMC. [It is] a strong indication of the increasing confidence in the local market and Dubai's enormous potential in this industry. With more berths, better marine facilities, and more suppliers, we expect boat ownership to really take off in the near future, especially in the leisure boats and yachts categories," he said.

According to the Gulf Boating Market Report, a strong increase in marina leisure is projected for the U.A.E., Kuwait and Qatar. Around the Gulf, their estimate is one boat for every 423 residents. The report states that leisure fishing is one of the main drivers for boating in the Gulf, due to the traditional aspect of fishing and pearl-diving in the past. However, with the increasing number of overseas property purchasers in Dubai, imported boats from leading European and US builders are on the increase.

The annual Dubai International Boat Show is one of the top 5 most visited boat shows in the world, with than 25,000 visitors and 800 exhibitors reported for 2008. The Company was an exhibitor of Atomix boats at the show.

State owned Nakheel, the largest oceanfront property developer in the U.A.E., has signed a management agreement with Island Global Yachting to build and operate marinas in all their developments in the U.A.E. Andrew Farkas, chief executive officer of Island Capital Group said, "We are excited about the expansion of our partnership with Nakheel, whose visionary projects and renowned developments have established Dubai as a new world-class destination for business and luxury tourism. Our partnership will pave the way for potentially more than 40,000 new marina berths, which will establish Dubai as a global yachting destination and facilitate the growth of the marina industry in the Middle East." This partnership will create an extraordinary opportunity for worldwide marina manufacturers, developers and service providers to contribute their expertise to and benefit from this unparalleled waterfront development in Dubai. Nakheel currently has $30 billion worth of projects under development, which will add 1,500 km (approximately 932 miles) of waterfront property to Dubai once they are completed. There are currently only 2,500 boat berths in Dubai. Industry leader Septech, which controls 75% of Dubai’s market for berth construction, has increased the production of its existing marine factory from 250 berths to 5,000 berths per year, and is targeting a capacity of 25,000 berths by year end 2009.

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

The Wing House Mobile Shelter System

In December, 2007, the Company entered into an agreement with Renhe Manufacturing China to become the exclusive distributorship agreement for the Wing House Mobile Shelter in the U.A.E. We paid no considerations for this agreement, but we did purchase one test unit to display in the UAE market.

Products

The Wing House Mobile Shelter System was specifically designed to meet the need for an efficient, cost-effective mobile structure capable of serving as an office, residence, or storage space. Each Wing House unit is delivered as a standard 40 foot container with all ISO fittings in place for easy transport. This unit can be placed anywhere with a swinglift and opened into an 80sqm living or working environment within 4 to 5 hours. The Wing House is an ideal solution for any application requiring low cost rapidly mobile living or office space. Wing House units are suitable for a wide range of applications, including living space, office space, on-site showrooms, dining facilities, and worker accommodations. The units are effectively insulated and carry a 5-star energy use rating, making them ideal for use in the hot climate conditions of the Middle East.

The units are pre-wired for telephone, internet, and television, and can be ordered with pre-installed air conditioning and blinds. All units are delivered complete with all electrical wiring including lighting, sockets and switches, complete plumbing and hot water system, external lighting, built-in cabinetry in the kitchen and bathroom, fully fitted bathroom including toilet, shower cubicle, basin and vanity, and smoke detectors. The Wing House retails at approximately $65,000 and faces virtually no equivalent competition.

Markets

The regional construction boom has generated ideal market conditions for the Wing House product. Thousands of construction projects are in progress, most of which require, temporary mobile housing and offices. While the Wing House prices are above the market for temporary office and labor housing cabins, the superior quality, easy mobility and long life of the Wing House system makes it ideal for these projects. The project market is increasing dramatically in the UAE and the GCC, low price housing and office space is becoming very scarce, and government safety policies for temporary camps and offices are becoming more restrictive. All of these factors make the Wing Houses more attractive to this market than any other similar product offered in the region. The distribution agreement for Wing House products was closed too late in 2007 to allow effective marketing during that year, but the first quarter of 2008 saw 6 units sold and another 20 units quoted for potential sale. The Company believes that Wing House will see rapidly increasing sales and will emerge as a substantial contributor of revenue.

General Market Conditions

The Company’s business plan is built around selling into the sustainable economic boom that is now underway in the Arabian Gulf region. WWAG’s business is built on the rapidly expanding demand for equipment trading services that has been generated by the extremely high level of regional construction activity. The Company’s existing and prospective distributorship agreements are aimed at supplying selected Asian-made projects to high demand niches in this import-oriented economy.

The Gulf Region Market

Oil and Gas

The US Energy Information Agency, using OPEC data, reports that oil export receipts for the UAE, Qatar, Kuwait, and Saudi Arabia reached $300 billion in 2006 and grew to $323 billion in 2007. Natural gas represented an additional revenue source, with leading producer Qatar generating over $12 billion in gas export revenues in 2007; Saudi Arabia and the UAE also reported substantial natural gas revenues.

The continuing environment of high oil prices has driven rapid economic growth. Nations of the Gulf Cooperation Council ( GCC) have seen a cumulative expansion in nominal GDP of 74% over the last three years. For the GCC as a whole, GDP per capita has risen over the last three years to over $17,000 from below $11,000. This trend is expected to continue, with non-oil GDP showing marked expansion as large sums invested in construction, tourism, trade, infrastructure, and industry begin generating returns. The UAE’s non-oil nominal GDP growth has been averaging16 per cent for the period 2002-2006 and is expected to go up to 21 per cent in 2008. Total nominal GDP is expected to increase by 16 per cent from $188 billion to $218 billion, driven primarily by growth in sectors like manufacturing, construction, financial services and tourism. Analysts with the Kuwait Financial Center report that the GCC as a whole is expected to witness an expansion of 14 per cent in 2008, compared to 11 per cent in 2007. The aggregate fiscal surplus of the GCC region is expected to reach $162 billion in 2008, the highest ever in the history of the GCC region. The aggregate GCC current account surplus is expected to grow at a rate of 16 per cent to reach $212 billion, the highest ever in GCC.

Oil producing nations in the Gulf region saw an unexpected windfall in 2007. Income projections for the year were based on relatively conservative projections. Qatar, for example, based its 2007 budget on an assumed average oil price of $40/barrel. The actual average price for the year reached $72, generating billions of dollars in unanticipated revenue: Qatar had a budget surplus of $2 billion for the year. Budget projections are based on an anticipated 2008 average oil price of $55, and with oil prices for the first quarter of 2008 averaging over $90/barrel, regional budget surpluses are set to remain very high, providing ample resources for the completion of current development projects and the initiation of new efforts.

The prevailing environment of high energy prices is expected to prevail for a number of years. Oil price booms in the past have been driven primarily by political instability in the Middle East. While this is a factor in today’s boom, it is by no means the only factor. Surging energy demand from China and India has become a significant influence on energy markets, and even with OPEC production at full capacity, the supply/demand equation still favors sustained high prices. The large ongoing investments in new production will eventually raise current supply ceilings, but demand is increasing as fast or faster than supply, and virtually all forecasts suggest that high oil prices – and correspondingly high income for the OPEC nations in general and the GCC in particular — will break out of the boom/bust cycle and move to an extended period at the high end of historical price ranges. Brad Bourland, economist with the Saudi American Bank, has predicted that even at a very conservative average oil price of $50/ barrel, GCC oil revenues over the next 20 years will reach $24 trillion.

The beneficiaries of the oil price boom are investing the proceeds in new infrastructure, catching up from a decade of neglect during the oil glut of the 1990s. MEED Projects, the project-tracking venture of the authoritative Middle East Economic Digest, announce on March 31, 2008 that projects now being tracked in the GCC region are valued at over $2 trillion, a 40% increase in one year. Since the threshold for inclusion in the MEED Projects database is $50 million, thousands of smaller but still significant projects are not included in this figure: review of project announcements in regional publications suggest that the total value of these smaller projects totals between 30% and 50% of the value of the large projects tracked by MEED.

This expanding business environment appears set to continue for years. The IMF report cited above comments that “Envisaged spending plans imply continued prudent management of oil revenue in the region as a whole”, and adds that “The increased spending can be financed easily, even if oil prices were to decline significantly... Middle Eastern and Central Asian oil-exporting countries, in aggregate terms, will be able to undertake their envisaged spending plans and still set aside substantial savings for the future.” MEED’s announcement of the $2 trillion figure includes the comment that of the total projects tracked by the index, however, only one quarter are currently under construction, which implies a further three to five years of “intensive construction activity to come”, at a minimum.

GCC nations are rapidly diversifying their economies with large domestic investments in non-oil industries: Dubai's non-oil foreign trade reached $185 billion in 2007 compared to $139 billion in 2006 a 33 per cent increase. The regions oil producers are also investing heavily in foreign assets: a December 2007 report by RGE Monitor comments that:

By the end of 2007, GCC Sovereign Wealth Funds (SWFs) will manage over $1 trillion.

GCC central banks – counting the non-reserve foreign assets of the Saudi Arabian

Monetary Agency (SAMA) -- will manage another $460 billion. Their combined portfolio will thus approach China’s $1.7-1.8 trillion portfolio in size... total Gulf investment abroad would far exceed $2 trillion.

The combination of increasing oil income, prudent management of that income, domestic diversification and extensive investment in productive foreign assets indicates that the Gulf economies will have the means to complete and expand their spending plans, and that the regional equipment market will remain in an expansionary mode for years to come. Many of the major construction projects referred to below are in the earliest phases of development, and many are phased projects that will be generating demand for materials and equipment for many years to come.

Dubai

The Emirate of Dubai has led the UAE construction boom for years. Dubai has minimal oil reserves, but has successfully diversified its economy and emerged as the regional trade and transport hub, a favored location for corporate headquarters in the region, and as a major center for tourism and real estate investment. Dubai is the region’s leading equipment trading center, combining demand from projects within the emirate with extensive purchases of equipment destined for use elsewhere in the UAE or in neighboring countries.

Demand within Dubai is driven by an enormous surge in construction spending, spanning a wide range of investment in tourism, real estate, infrastructure, transport, and industry. A partial list of major projects now under construction in Dubai includes:

•	the $8 billion Burj Dubai complex, including the world’s tallest building;
•	the $4.2 billion Dubai Mall
•	the $4.2 billion expansion of the Dubai International Airport;
•	the $1.6 billion Dubai Festival City;
•	the $10 billion Dubai Marina;
•	the $1.4 billion Jumeirah Islands development;
•	the $5 billion Dubailand theme park;
•	the $3.4 billion Dubai Mountain City;
•	the $2.7 billion Dubai International Chess City;
•	the Dubai World Central airport complex, a 6-runway airport and surrounding commercial center, with cost estimates over $32 billion;
•	the $10 billion Dubai Waterfront, the most ambitious reclamation effort ever undertaken;
•	the $1 billion Dubai Maritime City;
•	the $1.8 billion Golf City;
•	the $3.8 billion Legends theme park;
•	the $27 billion Bawadi Hospitality Project;
•	the Dubai Business Bay, with $54 billion in committed investment; and
•

the Palm Deira, a new 80km/sq city (larger than Manhattan) on a man-made island. Dredging and reclamation work is already underway, at a cost of $4.37 billion. The development is expected to include 8,000 villas, hotels, clubs, shopping malls, and other luxury facilities.

•	The $61 billion Arabian Canal complex

The Emirate of Dubai has committed itself to massive infrastructure development, with Roads and Transport Authority Chairman Mattar Al-Tayer announcing om March 31, 2008 that the Authority plans to invest at least 75 billion dirhams ($20 billion) over the next five years on transport infrastructure. Literally thousands of smaller private-sector projects are underway, focused on providing residential, office, commercial, and leisure space for the emirate’s population, which is surging at a rate of over 6% per year.

Dubai’s building boom remains in its early stages. Several of the largest projects are in the earliest stages and work on the ground has barely begun, and their impact on markets for machinery and construction materials has yet to be felt. The Dubai Waterfront project, the most ambitious reclamation project ever undertaken, is set to begin operations in 2008. The Arabian Canal, involving the movement of 1 billion cubic meters of earth, is one of the most ambitious earthmoving projects ever undertaken, requiring a minimum of 2500 heavy machines. This project will also be initiated in 2008 and will have a major impact on regional equipment demand.

Abu Dhabi

The oil-rich emirate of Abu Dhabi has seen its income soar in the last two years, and is investing in a series of projects that rivals those of Dubai. Abu Dhabi Chamber of Commerce and Industry Chairman Salah

Salem bin Omair Al Shamsi reported on June 14, 2006 that the Emirate planned to spend $163.4 billion within 5 years, of which $87 billion will go to the construction sector, $32.7 billion will be spent on development and expansion of the tourism sector, $9.5 billion will be devoted to new power and water projects and $21.8 billion will be poured into expanding the oil and gas sector.

A partial list of Abu Dhabi’s leading works in progress includes:

•	the $6 billion Taweelah aluminum smelter;
•	the $2.7 Abu Dhabi Exhibition Complex;
•	the $8 billion Najmat Abu Dhabi project;
•	the $27.2 billion Saadiyat Island development;
•	the $9.5 billion Al Reem island development;
•	the $6.8 billion Shams Abu Dhabi mixed-use development
•	the $2.17 billion Abu Dhabi exhibition complex
•	the $6.7 billion Abu Dhabi Airport expansion;
•	the $4 billion Fujairah oil refinery;
•	the $2.2 billion Taweelah port development;
•	the $9.5 billion Emirates Pearl mixed-use development; and
•	the Al-Raha Beach Development, a $14.5 billion new city for 120,000 people, envisioned as the new gateway to the emirate.
•	A $15 billion renewable energy research initiative
•	The $40 billion Yas Island project
•	The $9 billion Danet Abu Dhabi project
•	The $2 billion Capital Centre

The Rest of the UAE

The UAE’s smaller Emirates have jumped in with large projects of their own, including: Ras al Khaimah’s $5.5 billion Sanctuary Gardens, $5 billion Marjan Islands/Al Hamra Village, $3 billion Al Jais Mountain Resort and $2.7 billion Mina al Arab: Um al Quwain’s $2.72 billion White Islands and $3.3 billion Um al Quwain Marina; and Sharjah’s $5 billion Nujoom Islands project.

Qatar

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

Qatar has embarked on a massive construction spree, with $57 billion in oil and gas projects and $23 billion in other construction. Qatar has budgeted US$15 billion dollar for tourism and hotel projects, US $1.6 billion dollars for water and electricity projects and US $7 billion for the modernization of Qatar’s infrastructure. A partial listing of projects now underway includes:

•	a $3 billion aluminum smelter, a joint venture between Qatar Petroleum (QP) and Norsk Hydro of Norway;

•	the $4 billion Qatargas II project;
•	a $6 billion gas-to-liquids plant being built by Royal Dutch Shell;
•	the $8.16 billion Lusail residential/commercial real estate project;
•	a $4.77 billion causeway linking Qatar and Bahrain;
•	the $5.5 billion new Doha international airport;
•	the $2.5 billion Pearl of the Gulf man-made island project;
•	the $14.5 billion Ras Laffan port and Gas processing facility; and
•	the $7 billion Dolphin natural gas development project;
•	A $20 billion downstream petrochemical development
•	A $3.9 billion power and desalination project
•	The $5 billion Al Khor tourism project

Saudi Arabia

Leading oil producer Saudi Arabia, with $194 billion in oil revenues in 2006, is another leading construction market. Spending allocated for new development projects nearly doubled in 2007, with emphasis on programs for educational facilities, hospitals, and the ambitious new economic cities, notably the $26.6 billion King Abdullah Economic City, a state-of-the art residential and industrial complex. $26 billion has been allocated for education and manpower development including building 2,000 new schools and universities for Tabuk, Najran, Al Baha, and Riyadh. Nearly 400 primary health care centers and 13 new hospitals are planned in addition to more than 60 other hospitals in various stages of development. These are aimed to provide almost 10,000 new beds for the health service. 8,000 kilometers of new highway are planned in addition to 16,000 kilometers already under construction, along with projects aimed at doubling desalination capacity and increasing electrical generation and distribution. Some 600,000 new homes are to be built in the next four years with many more planned.

Kuwait

Kuwait’s handling of its oil revenues has been relatively conservative to date, but a number of major projects were announced in 2007, including the $77 billion City of Silk project, a new rail system costing $11 billion, and a $2.1 billion international airport expansion. Kuwait is expected to be a rapidly growing focus of demand for equipment and construction materials.

Positioning and Expansion

The enormous volume of ongoing construction and infrastructure projects in the Gulf region has led to huge demand for industrial equipment. In early 2008 the Abu Dhabi-based Al Jaber group placed a single order for 720 Caterpillar machines valued at approximately $220 million, one of the largest single equipment orders in history. The huge volume of projects and the imminent completion of many first wave projects have generated large and growing demand for equipment trading services: contractors and managers of completed projects need to dispose of surplus equipment, which is in extremely high demand.

Our early decision to invest in Dubai and the Middle East, made before the current boom began, has left us in an ideal position to benefit from this sustained acceleration in regional business. In 2004 WWA outsold global auction giant Ritchie Brothers Auctioneers for the first time to become the leading player in the regional industrial auction market, a lead that has continued through 2007. WWA intends to continueresearch into opening new auction sites in the region in the next 18 months. Other auction sites have the potential to yield auction turnovers, revenues, and earnings equal to those WWA is now gaining from its Dubai auctions.

We also intend to continue to apply WWA’s huge database and intimate knowledge of regional buyers, sellers, users, traders, prices, sources, trends and industry needs to our entry into other businesses in the region. The provision of needed supplies and services, including machinery and equipment, shipping, materials, labor, and expertise to the main contractors who control the most important projects in the GCC region – is among the fastest-growing businesses in this booming region.

With an established base, a leading market position, and an extensive network of regional industry contacts, The Company believes that WWA Group’s prospects for rapid growth in the used, industrial equipment market over the next two years are excellent.

Twenty four per cent of the world's 125,000 construction cranes are currently operating in Dubai, according to the organizers of the Conmex construction machinery exhibition. Saif Al Midfa, director-general of the Expo Centre Sharjah, the organizers of Conmex, the exhibition for construction machinery and equipment, said “demand for construction related machinery, equipment and vehicles is expected to continue rising in the Middle East, especially in the UAE, due to the continuing construction and real estate boom... Construction activity in the region is currently at its peak as a result of which the demand for related machinery, equipment and vehicles is experiencing a sharp rise. The indications are that there will be no let-up in this trend".

The Company’s primary investment WWA Group, serves this equipment market. The upward trend in equipment demand is positive for WWA Group’s business.

WWA Group also stands to benefit substantially from an ongoing transition in the composition of Dubai’s construction market. The Saudi American Bank’s Brad Bourland has commented that “The first phase of the regional boom is large-scale infrastructure and real estate projects”, and predicted that the second phase will be “explosive private sector growth.” Field observation in Dubai, the starting point and epicenter of the regional boom, confirms this observation. Spending on basic infrastructure development, dominated by giant state-owned firms, has drawn a second wave of private sector spending of far greater proportions. For example, the $5 billion spent on infrastructure for the Dubailand development has drawn over $60 billion in private sector spending commitments, with the $300 million Dubai Business Bay pulling in over $50 billion in downstream investments.

This shift, which will be repeated throughout the region as major projects in Abu Dhabi, Qatar, and other leading economies reach maturity, will fundamentally change the construction equipment and supply business in the region. During the infrastructure phase the regional construction market was dominated by a few extremely large and well connected companies, often government-owned. This produced market distortions, as large consumers used their leverage to force suppliers to drop prices, negatively impacting margins. This situation is rapidly changing, with a much wider range of purchasers actively entering the market and driving a transition to a more mature market-driven pricing structure. Many new private sector projects are managed by international contractors and construction management firms, creating a more open, dynamic marketplace and a highly beneficial business environment for the equipment auction and material supply operations of the WWA Group. As the focus of the regional construction business moves from small numbers of massive publicly financed infrastructure projects to numerous privately financed projects built on top of the developed infrastructure, the Company anticipates rapidly escalating demand for compact and highly mobile equipment capable of cost-effective operation in high density urban environments. The Unic cranes distributed by us are ideally suited to this working environment.

The U.A.E. has adopted extremely liberal policy on immigration, allowing residence to virtually anyone who invests, purchases property, or finds employment in the country. These policies, combined with minimal taxation, a clean, safe living environment, and extremely tolerant social policies, have driven a surge of qualified immigrants, which drives demand for goods, services, and housing, which in turn drives further immigration. Robert Tindall of Callison Architecture, a global firm with exposure in many regional real estate projects, points out that over 4 billion people live within a 6 hour flight of Dubai and over 1.7 billion live within a 4 hour flight. The prospect of relocation to a safe, tolerant city with abundant opportunity is a considerable attraction to many of them.

Between 2000 and 2006, Dubai’s population grew at a compounded annual rate of 9%. Over the same period, real per capita income increased 4%, suggesting that Dubai’s economy is capable of sustaining growth rates that would be catastrophic in most countries. The key to the sustainability of Dubai and the U.A.E.’s population growth is that the growth is driven not by birth rates or by an influx of unskilled migrants. Migrants to the country must have employment, or be able to invest in businesses or property. Employee immigrants must leave when employment is concluded. By attracting productive immigrants, the U.A.E. has avoided the problems of unemployment, poverty, and social stress that have traditionally accompanied rapid population growth and high immigration rates. The RSP Group, a Middle East real estate investment advisor, predicts a doubling of the local population in Dubai alone to two million over the next decade. This projection is likely to be conservative, given the number of new real estate projects now under construction: giant developer Nakheel projects that Dubai’s Palm Jebel Ali and Dubai Waterfront projects alone will house 1.7 million people by 2020. The $33 billion Dubai World Central complex, built around what will be the world’s largest aviation complex, is expected to house an additional 750,000.

The U.A.E.’s population mix is also changing as the economy matures. Saudi American Bank’s Bourland comments that the U.A.E. banking and insurance sectors have grown at over 50% in the last three years. Dubai is emerging as a major world financial center, particularly through the establishment of the Dubai Mercantile Center’s commodity exchanges, and other well-funded financial centers. This trend, together with the rapid influx of corporate headquarters and production facilities, is shifting the balance of population, with well paid management and technical personnel rapidly replacing low-salary construction workers. The rapidly expanding U.A.E. economy has generated a new class of largely expatriate managers, who enjoy some of the world’s best salary packages: the Hay Group’s 2007 World Pay report places managers in the U.A.E. and Saudi Arabia at the top of the world’s compensation list, with average salary buying power in excess of $220,000.

The rapid growth in the region’s professional and managerial class and the very high compensation enjoyed by these individuals are driving very high and rapidly growing demand for lifestyle-oriented products. Feeding into this demand is an enormous number of waterfront marina and real estate developments catering to this high-end resident clientele and to the rapidly growing influx of affluent tourists: Dubai attracted 6.5 million tourists in 2006, and is targeting 15 million arrivals per year by 2010. Both tourists and the growing local consuming class focus much of their attention on a waterfront lifestyle. Island Global Yachting, which provides comprehensive design, development and management services to all marina properties and developments built by Dubai real estate giant Nakheel, points out that Nakheel projects alone will add 1500km of developed waterfront property to Dubai, and predicts that up to 40,000 new marina berths will be built in Dubai alone. Coupled with tens of billions of dollars in waterfront developments in emirates of Abu Dhabi, Ras al Khaimah, and Umm al Quwain, this suggests an enormous potential demand for pleasure craft. Some of these berths will be filled by high-end yachts, but our management believes that far more will ultimately contain reasonably priced pleasure craft, and that the Atomix Boat products distributed by us are very well suited to meet this demand.

The strong consumer market conditions will contribute to the growth of the Company’s business. We intend to continue seeking out and pursuing distribution agreements for products that are likely to be well received in this market. The U.A.E. led GCC has become the world second largest consumer of oil and gas next to China, and is expected to become one of the world’s largest importers of goods in the next few years. Merchandise imports in the region have grown from $89 billion in 2002 to almost $200 billion in 2006. As an importer of merchandise, the Company is projecting solid growth in its revenues.

Competition

WWA Group

WWA Group competes with numerous auction and trading companies throughout the world, but the Gulf Region is its primary market. The used equipment auction market in the Gulf Region has only two significant participants, WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, reports over $2.7 billion dollars in gross auction sales from 90 locations throughout in North America and 18 other countries, and holds a dominant position in certain geographic locations. While RBA is still much larger and much better-financed than WWA Group, it has gradually increased its market share in Dubai to 64%, and has effectively outperformed RBA in terms of market share since 2004.

Unic Cranes

We compete with Tadano, Palfinger, and Hiab in our market. The U.A.E. Tadano dealer does not stock or service new and used truck cranes, but buyers can order new cranes through them. Unic cranes are slightly cheaper than Tadano, and we have the advantage of having units in stock and serviced. Unic has a 50% market share of all telescopic truck crane sales in Japan, and Tadano has the other 50%. Other track crane manufacturers build “knuckle boom” cranes, which are not as precise to operate as the Unic and Tadano models and not as popular. We estimate that we can capture up to 30% of the total market share of hydraulic truck cranes in the U.A.E.

Atomix Boats

The market leader in the supply of leisure boats in the Gulf is the U.A.E.-based Gulf Craft, which has built some 4,500 boats in twenty years of production and has a boat market share of 16 per cent. Bayliner and Searay, members of the UK Brunswick Boat Group, have the largest share of the imported boat park with an estimated market share of 5 per cent.

Italian based manufactures Azimut, Ferretti and Pershing and Princess and Fairline from the UK are the most established brands in the region in the larger categories. There are numerous other competitors to Atomix in our range, but our research shows that our pricing and quality is very competitive. We are targeting a market share of 1% to 3% of all 25” to 30” motor powered boats sold in the U.A.E. in the next decade.

Wing House

The Wing House mobile shelter faces no direct competition as a prefabricated expandable container-based mobile shelter system, though a variety of site-built shelter options provides indirect competition. Typical portable cabins used for temporary office in the region are much cheaper than the Wing Houses, but have a life span of less than half that of a Wing House; cannot be moved and re-used without virtually rebuilding the units; can only be trucked as 35 square meters of cabin space per truck (as opposed to Wing House 80 square meter per truck folded in); and have inferior wiring, lighting, bath fixtures, and insulation.

Marketability

The marketability of each of our products is detailed in our description of business above. We believe all of our products are marketable, based on WWA Group’s performance and our own proven ability to sell cranes, boats and temporary office cabins at acceptable gross margins.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We neither own nor have applied for any patents or trademarks. We do not license any of our technology from other companies. However, we have exclusive distribution agreements with Unic, Atomix and Renhe for our target markets.

WWA has no patents or trademarks, but holds various Internet domain names and auction licenses in Dubai and other locations. WWA has received protection for exclusive use of the name “WWA” and our logo in the U.A.E. by the U.A.E. Ministry of Economy.

Unic has several patents and trademarks on its brand name, certain model names and numbers, and certain technologies that are used in the manufacture of cranes. Atomix and Wing House are pursuing patent protection for their brand names.

Marketing and Advertising Methods

WWA Group markets its services through all of the major media including direct marketing and the internet.

We have started marketing our crane, boat and office cabin products through traditional media, internet web sites and emails.

We have also entered into informal commission based agreements with real estate agents to sell Atomix Boats to new waterfront home buyers.

We promote Unic Cranes and Wing Houses at WWA Group auctions and in cooperation with the WWA Group sales department.

Dependence on Major Customers or Suppliers

We are not dependent on one or a few customers, as we have a wide range of products targeted to a wide range of buyers. We have sold four Atomix Boats and twenty-six Unic Cranes from May 15, 2007 through September 28, 2007 to twelve different customers.

WWA Group has several thousand customers and suppliers and is not dependent on major customers or suppliers.

Governmental and Environmental Regulation

Environment

The Company’s operations are currently subject to the general corporate laws and regulations of the United States, and the laws of the Ras Al Khaimah Port Authority relating to, among other things, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. Opening of other facilities in other locations may subject us to a variety of national, federal, provincial, state and local laws, rules and regulations relating to, among other things, the auction business, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The development or expansion of auction sites depends upon the receipt of required licenses, permits and other governmental authorizations. Further, we may be subject to various local zoning requirements with regard to the location of our auction sites, which may vary from location to location.

Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

Doing Business with Nationals of Countries identified by the U.S. as State Sponsors of Terrorism

The U.S State Department and the U.S. Treasury Department of Foreign Assets Control (“OFAC”) have identified Iran, Sudan and Syria as state sponsors of terrorism, and forbid the sale of goods or services by U.S. persons or companies to these countries or to agents of the respective governments of these countries.

On April 27, 2007 WWA Group received a “cease and desist” order from OFAC proscribing the sale of equipment or services, or facilitating the sale of equipment or services to persons with registered addresses in Iran, Syria or Sudan.

WWA Group has never sold equipment at auction or delivered equipment to countries or to agents of the respective governments of these countries which OFAC has identified as state sponsors of terrorism However, the Company (WWA) has in the past sold equipment to private individuals or companies resident in Iran, Sudan or Syria who may have, on their own accord, exported such purchased equipment to their countries of residence.

Since May of 2007, in compliance with the OFAC “cease and desist” order, WWA has enforced a policy of prohibiting the sale of equipment to any persons or companies that register to bid using addresses in Iran, Sudan or Syria. The Company does not sell any product to any persons or companies that have addresses in Iran, Sudan or Syria.

We believe that WWA Group is in compliance in all material respects with all laws, rules, regulations and requirements that affect its business, including but not limited to, the “cease and desist” order delivered to WWA Group on April 27, 2007 by OFAC. Further, we believe that compliance with such laws, rules, regulations and requirements does not impose a material impediment on WWA Group’s ability to conduct business.

There are no governmental and environmental regulations that have been, or are expected to be barriers to the Company’s efforts to conduct its business.

Employees

The Company has 2 employees, both of whom are officers. Our chief executive officer spends approximately 20 hours per week on our business. Our executive vice president, from whom we acquired the Unic and Atomix distribution rights prior to his appointment, has experience with our products and is acting as full time operations manager. We use sales consultants, brokers, attorneys, and accountants as necessary to assist in the development of our business and do intend to engage full-time employees in the near future.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Commission. The public may read and copy any materials that are filed by uswith the Securities and Exchange Commission (the “Commission”) at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

Since our future operating results are highly uncertain you should carefully consider the risks described below, in addition to the other information contained in this current report. If any of these risks actually impact the Company, our business, financial condition or results of operations could be seriously harmed and you could lose all or part of any investment in our business.

Risks Related to the Company’s Business

WE HAVE A HISTORY OF LOSSES AND MAY CONTINUE TO INCUR LOSSES IN THE FORESEEABLE FUTURE

Since inception, our expenses have substantially exceeded our income, resulting in continuing losses and an accumulated deficit of $72,598 at December 31, 2007. We may continue to incur operating losses as we pursue our plan of operation. Our expectation for future profitability is dependent on our ability to generate cash revenue from the Unic Distribution Agreement, the Atomix Distribution Agreement, the Wing House distribution agreement, and sales of part of our equity interest in WWA Group. Should we be unable to generate revenue in this manner, the Company will continue to incur losses.

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, IT MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2007, the Company had a working capital deficit of $1,035,486. We do not expect to generate sufficient cash flow from operations to cover our expenditures until mid 2008. Until the point at which cash flow from operations match’s expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital to cover any short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

THE CONSTRUCTION CRANE INDUSTRY, THE MOBILE SHELTER INDUSTRY AND THE BOAT INDUSTRY ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND THEREFORE THE PRODUCTS WHICH WE ARE ENTITLED TO DISTRIBUTE COULD BECOME OBSOLETE AT ANY TIME

Evolving technology, updated industry standards, and frequent new product and service introductions characterize the construction crane industry, the boat industry, and the mobile shelter industry, as a result the products which we are entitled to distribute could become obsolete at any time. Competitors have developed products similar to or competitive with our own and continue to develop new products, any of which may displace our products in the marketplace and limit our prospects for success.

MARKET ACCEPTANCE OF THE PRODUCTS WE INTEND TO DISTRIBUTE IS CRITICAL TO OUR GROWTH

The Company intends to generate revenue from the sale of construction cranes, boats, and mobile shelters, therefore market acceptance of our products is critical. If our prospective customers do not accept or purchase these products, then our revenue, cash flow and/or operating results will be negatively impacted.

WE WILL COMPETE WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for construction cranes, boats, and mobile shelters is intense. While the products we are entitled to distribute are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer construction cranes, boats, and mobile shelters and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations.

AS A DISTRIBUTOR WE DEPEND ON THE PERFORMANCE OF THIRD PARTY MANUFACTURERS

The Company relies on Japan-based Furukawa Unic , to procure construction cranes for distribution, China-based Atomix Boats Co. Ltd to procure boats for distribution, and Renhe China to procure Wing House mobile shelters. Our business plan is reliant on the delivery of products from these respective manufacturers, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s performance.

OUR CHIEF EXECUTIVE OFFICER WILL NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY DUE TO HIS DUAL RESPONSIBILITIES

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of WWA Group. His responsibilities cause him to divide his time, the majority of which is dedicated to the management and operation of WWA Group. The division of time however does not necessarily indicate a division of interests as the Company owns approximately 40% of the outstanding shares of WWA Group. His dual responsibilities may compromise our ability to successfully implement our plan of operation.

THE COMPANY’S SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

The Company’s future success will depend substantially on the continued services and performance of Eric Montandon and Peter Prescott in addition to the engagement of other key personnel. The loss of the services of Eric Montandon or Peter Prescott could have a material adverse effect on our business prospects, financial condition and results of operations. Our future success also depends on the Company’s ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel could have a material adverse effect on our business prospects, financial condition and results of operations.

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

International, national and local standards set by governmental regulatory authorities set the regulations by which products are certified across respective territories. The products which we intend to distribute are subject to such regulation in addition to national, state and local taxation. Although we believe that we can successfully distribute our products within current governmental regulations it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

Future Risks Related to the Company’s Stock

THE COMPANY MAY NEED TO RAISE ADDITIONAL CAPITAL TO FUND OPERATIONS WHICH COULD ADVERSELY AFFECT OUR SHAREHOLDERS

The Company may need to raise additional capital to fund operations until such time as revenues match expenditures. We expect that revenue will match expenditures in full year 2008. Until the point at which cash flow matches expenditures we may have to realize up to $150,000 in additional capital for operations. Capital realized would be used for marketing costs and general and administrative expenses. However, we have a commitment to provide us with this necessary additional capital. Such commitment will obligate us to issue additional shares of preferred stock which may result in dilution to our shareholders.

THE COMPANY INTENDS TO APPLY TO HAVE ITS STOCK QUOTED ON THE OTCBB

The Company has no public trading market for its shares, and we cannot represent to you that a market will ever develop. Nonetheless, we do intend to seek a quotation on the OTCBB. However, there can be no assurance that we will obtain a quotation on the OTCBB or that obtaining a quotation will generate a public trading market for our shares.

Further, if we obtain a quotation on the OTCBB, this may limit our ability to raise money in an equity financing since many institutional investors do not consider OTCBB stocks for their portfolios. Therefore, an investors’ ability to trade our stock might be restricted as only a limited number of market makers quote OTCBB stock. Trading volumes in OTCBB stocks are historically lower, and stock prices for OTCBB stocks tend to be more volatile, than stocks traded on an exchange or the NASDAQ Stock Market. We may never qualify for trading on an exchange or the NASDAQ Stock Market.

THE COMPANY’S STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting our market price will include:

•	perceived prospects;
•	negative variances in our operating results, and achievement of key business targets;
•	limited trading volume in shares of our common stock in the public market;
•	sales or purchases of large blocks of our stock;
•	changes in, or our failure to meet, earnings estimates;
•	changes in securities analysts’ buy/sell recommendations;
•	differences between our reported results and those expected by investors and securities analysts;
•	announcements of new contracts by us or our competitors;
•	announcements of legal claims against us;
•	market reaction to any acquisitions, joint ventures or strategic investments announced by us;
•	developments in the financial markets;
•	general economic, political or stock market conditions.

In addition, our future stock price may fluctuate in ways unrelated or disproportionate to our operating performance. The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

THE COMPANY’S STOCK IS A PENNY STOCK AND, THEREFORE OUR SHAREHOLDERS MAY FACE SIGNIFICANT RESTRICTIONS ON THEIR STOCK

The Company’s stock differs from many stocks in that it is a "penny stock." The Commission defines a penny stock in Rule 3a51-1 of the Exchange Act as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that (a) have net tangible assets greater than $2 million if they have been in operation at least three years, (b) have net tangible assets greater than $5 million if in operation less than three years, or (c) average revenue of at least $6 million for the last three years. OTCBB securities are considered penny stocks unless they qualify for one of the exclusions.

The Commission has adopted a number of rules to regulate penny stocks. These rules include, but are not limited to, Rules 3a5l-l, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6 and 15g-9 under the Exchange Act. Since our securities constitute a "penny stock" within the meaning of the rules, the rules would apply to us and our securities. The rules may further affect the ability of owners of shares to sell their securities in any market that may develop for them. There may be a limited market for penny stocks, due to the regulatory burdens on broker-dealers. The market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to the Commission Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	"boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

OUR INTERNAL CONTROLS OVER FINANCIAL REPORTING MAY NOT BE CONSIDERED EFFECTIVE, WHICH COULD RESULT IN A LOSS OF SHAREHOLDER CONFIDENCE IN OUR DISCLOSURE

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2007, we are required to prepare a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2007, shareholders could lose confidence in the accuracy and completeness of our financial reports.

THERE IS NO PUBLIC TRADING MARKET FOR OUR STOCK, SO YOU MAY BE UNABLE TO SELL YOUR SHARES, OR IF A PUBLIC TRADING MARKET DEVELOPS, THE MARKET PRICE COULD DECLINE BELOW THE COST OF YOUR INVESTMENT.

Although management intends to apply for quotation on the Over the Counter Bulletin Board, currently there is no public trading market for the Company’s common stock, and we cannot represent to you that a market will ever develop. If a public trading market for our stock does not develop, it will be very difficult, if not impossible, for you to resell your shares in a manner that will allow you to recover, or realize a gain on, your investment. Even if a public trading market does develop, the market price could trade below the amount you paid for your investment.

WE MAY INCUR SIGNIFICANT EXPENSES IN THE EVENT THAT WE ARE QUOTED ON THE OVER THE COUNTER BULLETIN BOARD, WHICH EXPENSES MAY NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

Should the Company’s application for quotation on the Over the Counter Bulletin Board be accepted, we may incur significant legal, accounting and other expenses as a result of being quoted on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the

Sarbanes-Oxley Act of 2002 as discussed in a prior risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company currently maintains offices at 2465 West 12th Street, Suite 2 Tempe, Arizona 85281 which it shares on an informal basis with WWA Group. The office space is comprised of 2,500 square feet for which WWA Group pays $1,600 on a monthly basis.

The Company has also entered into a sublease with Fastcraft Marine FZE to occupy 50% of a 2,000 square meter shop and warehouse in Ras al Khaimah port, U.A.E., which will serve as our service and logistics center. We have agreed to pay rent of $40,000 per year for a 5-year term for use of this building space and quayside space.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to material pending legal proceedings. To the best of our knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this filing, there is no public market for our securities. The Company has future plans to file for trading on the OTC Bulletin Board which is sponsored by the National Association of Securities Dealers (the "NASD"). However, there can be no assurance that the Company will ever be accepted for trading by the NASD. As there is currently no public trading of our securities, there is no high or low bid pricing to report.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 9, 2008, there were 1,641 shareholders of record holding a total of 23,071,835 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 9, 2008, there were 1,000 shares of Series 1 preferred issued and outstanding of the 25,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.001 per share. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of April 9, 2008, the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 9, 2008, the Company had no outstanding stock options to purchase shares of our common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Interwest Transfer Company, 1981 E. Murray-Holladay Road, Holladay, Utah, 84117–5164. Interwest’s phone number is (801) 272-9294.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not required.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this prospectus contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this prospectus. Our fiscal year end is December 31.

Discussion and Analysis

General

The Company’s current focus is to work together with WWA Group in Dubai to increase the value of our investment and to leverage that relationship to develop the distribution of Unic Cranes, Atomix boats, and Wing House shelters pursuant to the respective distribution agreements. We anticipate that the Company may require additional capital to develop our respective businesses and does have a commitment in place to provide additional capital as necessary to develop our sales infrastructure.

Business Strategy

WWA Group

WWA Group operates auctions of heavy equipment in Dubai, U.A.E. and elsewhere. The auctions have developed a significant customer base and have achieved consistent revenue and profits that have lead to a dominant market share in Dubai, its primary operating market. The Company invested in WWA Group in 2000, anticipating potential future value appreciation in that investment, and possible synergies our management’s experience in Asian product sourcing and WWA Group’s core auction and selling business.

Since the relationship between the Company and WWA Group is one of common control, we benefit from the contacts and business development opportunities generated by its business activities. We intend to provide additional financial and business support to WWA Group to help grow the value of our equity interest, and to provide us opportunities for acquisition and development that are related to and generated by WWA Group.

The value of our investment in WWA Group has appreciated and we believe that it has the potential for further appreciation. We also believe that our working relationship with WWA Group combined with our access to its selling channels and customers will assist us in the marketing Asian manufactured crane, boat and mobile shelter products.

Furukawa Unic Cranes

The Unic cranes are in the same category of commercial and construction equipment that WWA is a U.A.E. market leader in selling, and many prospective buyers of the Unic products are WWA customers. We do not have to spend significant amounts on advertising, sales staff, or administrative matters to sell Unic cranes. We have sold 26 cranes from May 1, 2007 through March 31, 2008, at a total gross profit margin of approximately $110,000. We had only one sales consultant working with the operations manager during his period, and no other staff.

Our current focus is to sell the remaining stock of Unic crane inventory acquired in connection with the Unic Distribution Agreement, and use the gross sales to pay down debt associated with the cranes and to order new stock. Gross profit margins will be used to pay general and administrative expenses.

Japanese industrial products are well received in the U.A.E., and Unic’s pricing and features compare favorably with competing products. Our extensive research and experience in the U.A.E. gives us reason to believe that we can create a significant market share in the U.A.E. for these products.

We plan to purchase used Unic cranes from Asian markets to add to our Dubai inventory, in order to service a broader market of buyers with shorter lead time on delivery.

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

Wing House Mobile Shelters

We are displaying and using Wing House office units at the WWA auction yard, and actively marketing the unit to the thousands of visitors to this yard each year. We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating finance with the manufacturer to spur future sales efforts.

Related Operations

The Company has also entered into a sublease with Fastcraft Marine FZE to occupy 50% of a 2,000 square meter shop and warehouse in Ras al Khaimah port, U.A.E., which will serve as our service and logistics center. We have agreed to pay rent of $40,000 per year for a 5-year term for use of this building space and quayside space. We have also engaged Fastcraft Marine FZE to service, warranty, manage and deliver all boats and Unic cranes we import to the U.A.E. By contracting a well established company in a shared facility, and passing the costs onto the buyers, we believe we can avoid growing our own overhead and salary costs long into the future.

Results of Operations

During the year ending December 31, 2007, the Company sold several units of each of its product lines to a total of 13 customers. We expect to generate revenue from increased sales of these products in 2008 and onwards.

Revenue

Revenue for the year ended December 31, 2007 was $815,743 as compared to revenue of $0 for the twelve month periods ended December 31, 2006 and December 31, 2005. The realization of revenue since May 1, 2007 can be attributed to the sale of Unic Cranes, Atomix boats, two sub-distributorships for Trident cars, and 4 Wing Houses. We expect that revenue will increase in future periods as the Company focuses on building sales from its distributorship agreements.

Gross Profit

Gross profit was $133,251 for the year ended December 31, 2007, compared to $0 for the years ended December 31, 2006 and December 31, 2005. Gross profit is the difference between the gross sale prices of our products and the total direct costs of purchasing them and selling them. The gross margin for 2007 equates to 16% of gross revenue. We expect that margins will improve with an increase in exposure of our products.

Expenses

Expenses for the year ended December 31, 2007 were $355,983 as compared to expenses of $235,842 for the year ended December 31, 2006. The increase in expenses over the comparative periods can be attributed mainly to the addition of salaries, rent, and marketing costs that we did not incur prior to our commencing sales operations for our products. We also incurred extraordinary non-recurring expenses incurred in connection with our Special Stockholders Meeting in April 2007 that included legal and transfer agent expenses in connection with our preparation for the meeting. The Company expects that general and administrative expenses will increase in relation to our efforts to build each of our businesses.

Depreciation and amortization expenses for the year ended December 31, 2007 and December 31, 2006 were $35,323 and $6,674 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities.

Other Income

Other income for the year ended December 31, 2007 was $587,549 as compared to other income of $500,223 in the twelve month period ended December 31, 2006. Other income in the current and prior periods can be attributed to a gain on equity investments tied to our interest in WWA Group. We expect that other income related to the business operations of WWA Group will continue to increase as WWA Group continues to outperform historical results.

Net Income/Losses

Net income for the ended December 31, 2007 was $364,817 as compared to net income of $264,381 for the year ended December 31, 2006. The increase in net income in the current period can be attributed both to the realization of gross profit on sales revenue in the current year and an increase in other income recognized as a gain on our equity investment. We do expect to continue to realize net income from operations.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to December 31, 2007 except to acquire distribution rights for Unic, Atomix and Trident vehicles pursuant to which we paid $65,000 and common stock valued at $224,000 of goodwill in the second quarter of 2007. We also purchased a company vehicle and inventory for resale in 2007.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years and that it has offset any inflationary increases by improving operating efficiencies. However, inflation has had a negative impact on the net income of WWA Group over the past 24 months which impact has affected the performance of our equity investment. Further, as we add additional sales and administrative staff in the U.A.E. and other countries with high inflation, management will re-evaluate the impact of inflation on our business and operations.

Liquidity and Capital Resources

Cash flow used in operating activities for the year ended December 31, 2007 was $342,500 as compared to cash flow used in operating activities of $662,450 for the year ended December 31, 2006. The decrease in cash flow used in operating activities in the current period can be attributed to the realization of net income and an increase in accounts payable. We expect that cash flow used in operating activities will continue to decrease as net income increases.

Cash flow used in investing activities for the year ended December 31, 2007 was $152,393 as compared to cash flow used in investing activities of $6,480 for the year ended December 31, 2006. Cash flow used in investing activities in the current period was used on the purchase of fixed assets connected to our distribution agreements. We expect to continue to use cash flow in investing activities as we build inventories to sell products through our distribution agreements.

Cash flow provided by financing activities for the year ended December 31, 2007 was $526,795 as compared to $663,857 for the year ended December 31, 2006. Cash flow provided by financing activities in the current twelve month period can be attributed primarily to the sale of common and preferred stock, and cash received against a note payable.

As of December 31, 2007, the Company had a working capital deficit of $1,035,486. However, we collected a note receivable for $900,000 in March 2008 that was applied against current liabilities. This resulted in a decrease in our working capital deficit to $135,486 as of the date of this report. We do not expect to generate sufficient cash flow from operations to cover our expenditures until mid 2008. Until the point at which cash flow from operations match’s expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. Although we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient.  Should we be unable to secure additional capital to cover any short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

The Company is holding shares of WWA Group as an equity investment. The current face market value of these shares is approximately $4.4 million. The shares are restricted common stock in a publicly traded company. As the market allows and in accordance with the limits of Rule 144, we may sell a portion of the shares as a source of operating funds if needed. Any sales proceeds could be used to fund the payment of ongoing operational expenses.

In April of 2007 we reached an agreement to obtain up to $500,000 from an investor in exchange for shares of Series 1 preferred stock on an as needed basis secured by 500,000 shares of our WWA Group common stock. The Series 1 preferred shares are convertible to common stock in the Company at $0.40 per share, bear interest at 9% per annum, and have no redemption provision. The investor has subscribed to 1,000 Series 1 preferred shares in exchange for $100,000 as of the date of this report. We have the option of selling another $400,000 worth of preferred stock to the same investor on the same terms and conditions. We have yet to exercise this option, as we have sufficient cash flow to meet obligations.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

Off Balance Sheet Arrangements

As of December 31, 2007, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2007, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires our management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, we evaluate estimates. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions. With respect to revenue recognition, we apply the following critical accounting policies in the preparation of our financial statements.

Revenue Recognition

The Company generates revenue through the sale of its products on a private, commercial, and industrial basis. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectibility is reasonably assured. The Company believes that certain revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;
•	the sufficiency of existing capital resources;
•	our ability to fund cash requirements for future operations;
•	uncertainties related to the growth of our business and the acceptance of our products and services;
•	our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;
•	the volatility of the stock market and;
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 160, “Noncontrolling interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This Statement is effective for fiscal years beginning on or after December 15, 2008. Early adoption is not permitted. Management is currently evaluating the effects of this statement, but it is not expected to have any impact on WWA Group’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. WWA Group is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2007 and 2006 are attached hereto as F-1 through F-15.

ASIA8, INC. AND SUBSIDIARIES

Years Ended December 31, 2007 and 2006

INDEX

Page

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders’ Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-7

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Asia8, Inc.

We have audited the accompanying balance sheets of Asia8, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and  2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia8, Inc. as of December 31, 2007 and 2006 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and  2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 5, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ASIA8, Inc.,
Balance Sheets

ASSETS

	December 31,
	2007	2006
CURRENT ASSETS

Cash	$32,447	$545
Accounts receivable, net	207,518	-
Inventory	233,183	-
Other current assets	10,840	-

Total Current Assets	483,988	545

FIXED ASSETS, Net	58,580	1,530

OTHER ASSETS

Investments	3,073,608	2,446,256
Note receivable, related party	900,000	900,000
Other non-current assets	234,000	105,860

Total Other Assets	4,207,608	3,452,116

TOTAL ASSETS	$4,750,176	$3,454,191

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$449,079	$44,706
Notes payable - related party	1,070,395	948,400

Total Current Liabilities	1,519,474	993,106

TOTAL LIABILITIES	1,519,474	993,106

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 25,000,000 shares authorized;
$100 par value; 1,000 shares issued and outstanding	100,000	-
Common stock: 100,000,000 shares authorized;
$0.001 par value; 23,071,835 and 20,947,585
shares issued and outstanding, respectively	23,072	20,948
Additional paid-in capital	3,180,228	2,877,552
Accumulated deficit	(72,598)	(437,415)

Total Stockholders' Equity (Deficit)	3,230,702	2,461,085

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$4,750,176	$3,454,191

The accompanying notes are an integral part of these consolidated financial statements.

ASIA8, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2007	2006

REVENUES	$815,743	$-

COST OF GOODS SOLD	682,492

GROSS PROFIT	133,251	-

OPERATING EXPENSES

Depreciation and amortization	35,323	6,674
General and administrative	320,660	229,168

Total Operating Expenses	355,983	235,842

LOSS FROM OPERATIONS	(222,732)	(235,842)

OTHER INCOME

Gain on sale of investments	-	-
Other income	20,217	-
Interest income	-	-
Income from equity investment	567,332	500,223

Total Other Expenses	587,549	500,223

INCOME (LOSS) FROM CONTINUING OPERATIONS	$364,817	$264,381

LOSS FROM DISCONTINUED
OPERATIONS	-	-

NET INCOME (LOSS)	$364,817	$264,381

INCOME PER COMMON SHARE	$0.02	$0.01

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	21,478,929	20,947,858

The accompanying notes are an integral part of these consolidated financial statements.

ASIA8, Inc.
Statements of Stockholders' Equity (Deficit)

					Additional
	Preferred Stock		Common Stock		Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit

Balance, January 1, 2006	-	$-	16,201,188	$16,201	$2,266,842	$(701,796)

Common stock issued for cash and
conversion of debt at $0.06 to $0.08 per share	-	-	4,746,397	4,747	610,710	-

Net income for the year ended
December 31, 2006	-	-	-	-	-	264,381

Balance, December 31, 2006	-	-	20,947,585	20,948	2,877,552	(437,415)

Common stock issued for cash at $0.08
per share	-	-	435,000	435	34,365	-

Common stock issued for cash at $0.125
per share	-	-	8,000	8	992	-

Common stock issued for cash at $0.16
per share	-	-	1,681,250	1,681	267,319	-

Preferred stock issued for cash at	1,000	100,000	-	-	-	-
$100.00 per share

Net income for the year ended
December 31, 2007	-	-	-	-	-	364,817

Balance, December 31, 2007	1,000	$100,000	23,071,835	$23,072	$3,180,228	$(72,598)

The accompanying notes are an integral part of these consolidated financial statements.

ASIA8, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$364,817	$264,381
Adjustments to reconcile net income to net cash used
by operating activities:
Depreciation expense	35,323	6,675
Common stock issued for services and fees	-	-
Gain on sale of intellectual property	-	-
Gain on equity investments	(567,332)	(500,223)
Changes in operating assets and liabilities:
Increase in accounts receivable	(106,018)
Increase in other current assets	(10,840)	589
Increase in inventory	(233,183)	-
Decrease in other non-current assets	(5,640)
Increase in accounts payable and accrued expenses	180,373	(433,872)
Net Cash Used by Operating Activities	(342,500)	(662,450)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of other investments	(60,020)	(6,480)
Purchase of fixed assets	(92,373)	-
Net Cash Provided (Used) by Investing Activities	(152,393)	(6,480)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash paid on note receivable	-	(900,000)
Cash received on note payable	121,995	948,400
Common and preferred stock issued for cash	404,800	615,457
Net Cash Provided by Financing Activities	526,795	663,857

NET INCREASE IN CASH	31,902	(5,073)

CASH AT BEGINNING OF PERIOD	545	5,618

CASH AT END OF PERIOD	$32,447	$545

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING AND INVESTING ACTIVITIES	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (formerly Asia4sale.com, Inc.), a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as H&L Investments, Inc. The name of the corporation was changed to Asia4sale.com, Inc., on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

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

In 2000 the Company spent significant funds developing its software and attempting to market its software through various media channels. The development and marketing operations, handled through wholly owned subsidiary LTD., were ceased in mid 2000 due to lack of acceptance of the Company’s products and an overall downturn in the popularity of emerging B2C and B2B products. The Company eventually sold Asia4Sale.com, Ltd. to an unrelated party in January of 2005.

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

The Company was funded by a group of several non-US investors that invested $2,280,558 cash into the Company’s treasury during 2000 through 2002. The Company issued 6,200,960 (post April 2007 reverse-stock split) shares of its common stock in 2000 through 2002 in return for this investment.

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss Per Share

For the Year Ended December 31, 2007

Income	Shares	Per-Share
(Numerator)	(Denominator)	Amount

$364,817	23,071,835	$0.01

For the Year Ended December 31, 2006

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount

$264,381	20,947,585	$0.01

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

Net deferred tax assets consist of the following components as of December 31, 2007 and 2006:

2007	2006
Deferred tax assets
NOL Carryover	$759,436	$680,456

Valuation allowance	(759,436)	(680,456)

Net deferred tax asset	$-	$-

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2007 and 2006 due to the following:

2007	2006

Book income (loss)	$142,279	$140,313
Income from equity investment	(221,259)	(195,087)
Valuation allowance	78,980	54,774

$-	$-

At December 31, 2007, the Company had net operating loss carryforwards of approximately $1,460,000 that may be offset against future taxable income through the year 2027. No tax benefit has been reported in the December 31, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Newly Issued Accounting Pronouncements

Newly Issued Accounting Pronouncements

During the year ended December 31, 2007, the Company adopted the following accounting pronouncements:

SFAS No. 157, Fair Value Measurements- This Statement does not require any new fair value measurements, but rather, it provides enhanced guidance to other pronouncements that require or permit assets or liabilities to be measured at fair value. However, the application of this Statement may change how fair value is determined. The Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As of December 1, 2007 the FASB has proposed a one-year deferral for the implementation of the Statement for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)- This Statement requires that employers measure plan assets and obligations as of the balance sheet date. This requirement is effective for fiscal years ending after December 15, 2008. The other provisions of the Statement were effective as of the end of the fiscal year ending after December 15, 2006, for public companies.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115- This Statement provides all entities with an option to report selected financial assets and liabilities at fair value. The Statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007, with early adoption available in certain circumstances.

SOP No. 07-01, Clarification of the Scope of the Audit and Accounting Guide “Investment Companies” and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies- SOP 07-01 provides guidance for determining whether an entity is within the scope of the AICPA Audit and Accounting Guide Investment Companies. The provisions of the SOP are effective for fiscal years beginning on or after December 15, 2007, with earlier application encouraged. As of December 1, 2007 the FASB has proposed an indefinite deferral of this SOP.

EITF Issue No. 06-1, Accounting for Consideration Given by a Service Provider to a Manufacturer or Reseller of Equipment Necessary for an End-Customer to Receive Service from the Service Provider- This consensus concludes that if the consideration given by a service provider to a manufacturer or reseller (that is not a customer of the service provider) can be linked contractually to the benefit received by the service provider's customer, the service provider should account for the consideration in accordance with EITF Issue 01-9. The consensus is effective for the first annual reporting period beginning after June 15, 2007.

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Newly Issued Accounting Pronouncements (Continued)

EITF Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements- This consensus concludes that for a split-dollar life insurance arrangement within the scope of this Issue, an employer should recognize a liability for future benefits in accordance with FASB Statement No. 106 (if, in substance, a postretirement benefit plan exists) or APB Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. The consensus is effective for fiscal years beginning after December 15, 2007, with early application permitted.

EITF Issue No. 06-8, Applicability of the Assessment of a Buyer's Continuing Investment under FASB Statement No. 66, “Accounting for Sales of Real Estate”, for Sales of Condominiums- This consensus concludes that an entity is required to evaluate the adequacy of a buyer’s initial and continuing investment for purposes of determining whether it is appropriate to recognize profit from a real estate sale involving a condominium unit or time-sharing interest under the percentage-of-completion method under Statement No. 66. The consensus is effective for the first annual reporting period beginning after March 15, 2007.

EITF Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements- In this Issue, a consensus was reached that an employer should recognize a liability for the postretirement benefit related to a collateral assignment split-dollar life insurance arrangement in accordance with either FASB Statement No. 106 or APB Opinion No. 12, as appropriate, if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee. A consensus also was reached that an employer should recognize and measure an asset based on the nature and substance of the collateral assignment split-dollar life insurance arrangement. The consensuses are effective for fiscal years beginning after December 15, 2007, including interim periods within those fiscal years, with early application permitted.

EITF Issue No. 06-11, Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards- In this Issue, a consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. This Issue should be applied prospectively to the income tax benefits that result from dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is permitted.

EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and DevelopmentActivities- In this Issue, a consensus was reached that nonrefundable advance payments for future research and development activities should be deferred and capitalized. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. Early application is not permitted.

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Newly Issued Accounting Pronouncements (Continued)

FSP No. FAS 158-1, Conforming Amendments to the Illustrations in FASB Statements No. 87, No. 88, and No. 106 and to the Related Staff Implementation Guides- This FSP provides conforming amendments to the illustrations in FASB Statements No. 87, 88, and 106 and to related staff implementation guides as a result of the issuance of FASB Statement No. 158. The conforming amendments made by this FSP are effective as of the effective dates of Statement No. 158. The unaffected guidance that this FSP codifies into Statements No. 87, 88, and 106 does not contain new requirements and therefore does not require a separate effective date or transition method.

FSP No. FIN 39-1, Amendment of FASB Interpretation No. 39- This FSP amends FASB Interpretation (FIN) No. 39, Offsetting of Amounts Related to Certain Contracts, to permit a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral or the obligation to return cash collateral against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement that have been offset in accordance with paragraph 10 of FIN 39. The guidance in this FSP is effective for fiscal years beginning after November 15, 2007, with early application permitted.

FSP No. FIN 46(R)-7, Application of FASB Interpretation No. 46(R) to Investment Companies- This FSP addresses the application of FASB Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, by an entity that accounts for its investments in accordance with the specialized accounting guidance in the AICPA Audit and Accounting Guide, Investment Companies. The provisions of the FSP are effective when the entity adopts SOP 07-01.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings- SAB 109 expresses the current view of the staff that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  SEC registrants are expected to apply the views in Question 1 of SAB 109 on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.

g. Fixed Assets

Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

Computer equipment	$ 16,991
Furniture and fixtures	38,258
Other	38,470
Vehicle	44,500
Accumulated depreciation	(79,640)

Net	$ 58,580

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

h. Concentration of Risk

The Company does not rely on any one or a few major customers for its sales revenues.

i. Revenue Recognition

Revenues consist of revenues earned in the Company’s capacity as seller of certain products by direct and brokered sale. All revenue is recognized when the sale is complete and the Company has determined that the proceeds are collectible.

All costs of goods sold are accounted for under Costs of Goods Sold.

j. Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

k. Accounts Receivable

Accounts receivable are carried at original invoice amount less an estimate made for doubtful receivables based on a review of all outstanding amounts on a monthly basis. Specific reserves are estimated by management based on certain assumptions and variables, including the customer’s financial condition, age of the customer’s receivables, and changes in payment histories. Trade receivables are written off when deemed uncollectible. Recoveries of trade receivables previously written off are recorded when received.

A trade receivable is considered to be past due if any portion of the receivable balance has not been received by the contractual pay date. Interest is not charged on trade receivables that are past due.

NOTE 3 - SIGNIFICANT EVENTS

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

On May 1, 2007, the Company entered into an agreement to acquire the rights to the exclusive distributorship agreement for Atomix Boats in the U.A.E., manufactured in China by the Atomix Boats Co. Ltd. Zhejiang, in exchange for 600,000 shares of the Company’s common stock.

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 3 - SIGNIFICANT EVENTS (Continued)

During the year ended December 31, 2007, the Company issued 2,124,250 shares of common stock for cash at prices ranging from $0.08 to $0.16 per share. Total cash received from these issuances was $304,800. In addition, the Company issued 1,000 shares of preferred stock at $100 per share.

On April 27, 2007 the Company elected to reverse-split its common stock on a one-share-for-two-share basis. All references to common stock within these financial statements have been retroactively restated to reflect this reverse stock-split.

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group, Inc. in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group, Inc. At December 31, 2007, the Company owned 40% of the issued and outstanding WWA Group, Inc. common stock.

Condensed financial information of WWA:

	For the Years Ended December 31,
	2007	2006

Cash	$ 5,283,399	$ 2,624,570
Receivables	3,209,792	2,388,091
Other current assets	7,101,236	3,961,940
Fixed assets	5,407,063	4,274,616
Other assets	1,799,955	1,562,500

Total Assets	$ 22,801,445	$ 14,812,717

Auction payables	$ 7,941,866	$ 6,904,236
Other current liabilities	6,017,013	3,577,611
Long-term debt	1,995,327	89,412
Common stock	18,432	16,671
Additional paid-in capital	2,812,045	1,537,998
Retained earnings	4,016,762	2,686,789

Total Liabilities and Stockholders' Equity	$ 22,801,445	$ 14,812,717

ASIA8, INC.

(Formerly Asia4Sale.com, Inc.)

Notes to the Financial Statements

December 31, 2007 and 2006

NOTE 4- EQUITY INVESTMENT (Continued)

Condensed financial information of WWA:

	For the Years Ended December 31,
	2007	2007

Net revenues	$ 26,841,630	$ 17,622,383
Direct costs	19,246,292	12,102,525
Operating expenses	5,901,530	4,630,545
Other income (expense)	(363,835)	290,458
Income taxes	-	-

Net Income	$ 1,329,973	$ 1,179,771

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officers and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report in this Form 10-K.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Appointed	Position(s) and Office(s)
Eric Montandon	42	2000	chief executive officer, chief financial officer, principal accounting officer, and director
Alfredo “Alex” Cruz	48	2006	secretary and director
Brian Hodgson	45	2000	director

Eric Montandon has served as director since April 2000, and served as chief executive officer and chief financial officer since May 2000.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor's Degree in Business Finance. After graduation he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona from 1988 until 1992. He was subsequently involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines in 1994. Mr. Montandon operated this company as its chief executive office until the middle of 2000. Mr. Montandon joined the board of directors in of Asia4Sale.com, Inc. in February 2000 and was instrumental in Asia4Sale.com, Inc.’s acquisition and development of World Wide Auctioneers, Ltd. He also currently serves as an officer and director of WWA Group, Inc. and Net Telecommunications, Inc.

Alfredo Cruz has served as director since January of 2006 and as corporate secretary since 2000 through the present.

Mr. Cruz graduated from the University of the Philippines in 1982 with a Bachelor's Degree in Economics. He continued on at the University of the Philippines and received his law degree in 1986. Mr. Cruz has an established corporate legal practice, Cruz & Reyes Law Offices, in Manila, the Philippines, and is currently its managing partner. He has 15 years of experience in corporate law. Mr. Cruz’s vast experience in corporate work focuses on the legal management of both domestic and foreign investments. His concentration is on mergers and acquisitions, joint ventures, incorporations, administrative licensing, and corporate housekeeping; he also has general exposure in trial and appellate litigation in Contract, Corporate, Domestic Relations, Entertainment, Insurance, Injunction, and Libel Law.

Brian Hodgson served as chief executive officer from February 2000 until May 2001. He also has served as director since February of 2000.

Mr. Hodgson graduated from the UK Chartered Institute of Marketing in 1987 with a Bachelor's Degree in Business Finance. While in school he was working as a sale executive for the Guardian Newspaper in London and since has lived in several different countries across the world gaining twenty years experience in upper level management in a variety of industries particularly in technology development and software design and implementation fields. Mr. Hodgson has been the managing director of World Wide Auctioneers since 2000 and in 2006 he received a certificate from the WorldWide College of Auctioneering in Iowa. Further, he has been the managing director of Hong Kong Auctions Ltd. since 2006.

Term of Office

Our directors are appointed for a one (1) year term to hold office, until the next annual meeting of our shareholders, or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers

Compensation

Directors receive no compensation for their services as directors. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider each of Alfredo “Alex” Cruz and Brian Hodgson to be independent directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons or entities which, during the period ended December 31, 2007, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Adderley Davis & Associates, Ltd failed to file a Form 3 or Form 5 despite holding in excess of 10% of the Company’s common shares.
•	Eric Montandon failed to file a Form 3 or Form 5 despite being our chief executive officer, chief financial officer, principal accounting officer and a director of the Company.
•	Alfredo Cruz failed to file a Form 3 or Form 5 despite being a director of the Company
•	Brian Hodgson failed to file a Form 3 or Form 5 despite being a director of the Company.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has attached a copy of its Code of Ethics by reference as Exhibit 14 to this Form 8-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

The board of directors has not yet established a nominating committee because the board of directors has determined that the board of directors, consisting of only three individuals, can efficiently and effectively fulfill this function by using a variety of methods for identifying and evaluating nominees for director, including candidates that may be referred by the Company’s stockholders. Stockholders who desire to recommend candidates for evaluation may do so by contacting the Company in writing, identifying the potential candidate and providing background information. Candidates may also come to the attention of the board of directors through current members of the board of directors, professional search firms and other persons. In evaluating potential candidates, the board of directors takes into account a number of factors, including among others, the following:

•	independence from management;
•	whether the candidate has relevant business experience;
•	judgment, skill, integrity and reputation;
•	existing commitments to other businesses;
•	corporate governance background;
•	financial and accounting background, to enable the board of directors to determine whether the candidate would be suitable for audit committee membership; and
•	the size and composition of the board of directors.

The Company plans to establish a nominating committee once more than three directors have been appointed or elected to the board. At such time, the nominating committee will develop a charter.

ITEM 11.	EXECUTIVE COMPENSATION

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

Table

The following table provides summary information for 2007 and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO	2007 2006	- -	- -	- -	- -	- -	- -	- -	- -

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation” to employees to report. Nor does the Company have any “Post Employment Payments” to report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s common stock as of April 9, 2008, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common	Eric Montandon Chief Executive Officer, Chief Financial Officer and Director, 2465 West 12th Street, Suite # 2, Tempe, AZ 85281	210,316	0.91%
Common	Alfredo Alex S. Cruz III Director and Secretary 2465 West 12th Street, Suite # 2, Tempe, AZ 85281	135,934	0.59%
Common	Brian Hodgson, Director 2465 West 12th Street, Suite # 2, Tempe, AZ 85281	100,000	0.43%
Common	Peter Prescott P.O. Box 73268 Dubai, U.A.E.	1,400,000	6.08%
Common	Terrano Investments, Ltd. 12th Floor, 152 Queens Road Central Hong Kong	2,083,334	9.04%
Common	Adderley Davis & Associates, Ltd. Suite Z12, P.O. Box 8497, SAIF Zone, Sharjah,United Arab Emirates	4,427,335	19.22%
Common	All executive officers and directors as a group (3)	446,250	1.93%

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except as follows:

On February 1, 2007, the Company authorized the issuance of 92,500 pre reverse split shares (reverse split effected April 27, 2007) of the Company’s restricted common stock to Eric Montandon, our chief executive officer and a director, pursuant to the exemptions from registration provided by Section 4(2) and Regulation D of the Securities Act of 1933, as amended valued at $0.08 a share in settlement of debt in the amount of $7,400.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services
	2007	2006
Audit fees	$15,000	$2,500
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees.	$0	$0
Total fees paid or accrued to our principal accountants	$15,000	$2,500

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

Moore & Associates performed all work only with their permanent full time employees.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-15, and are included as part of this Form 10-K:

Financial Statements of the Company for the years ended December 31, 2007 and 2006:
Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Income

Statementsof Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 42 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 9th day of April, 2008.

Asia8, Inc. /s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Eric Montandon Eric Montandon	Director	April 9, 2008
/s/ Alfredo “Alex” Cruz Alfredo “Alex” Cruz	Director	April 9, 2008
/s/ Brian Hodgson Brian Hodgson	Director	April 9, 2008

INDEX TO EXHIBITS

Exhibit	Description

3(i)(a)*	Articles of Incorporation dated September 23, 1996 (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).
3(i)(b)*	Amended Articles of Incorporation dated July 9, 1999 (incorporated by reference from Form 10-QSB filed with the Commission on October 20, 1999).
3(i)(c)*	Amended Articles of Incorporation dated December 22, 1999 (incorporated by reference from Form 10-QSB filed with the Commission on May 15, 2007).
3(i)(d)*	Amended Articles of Incorporation dated April 20, 2007 (incorporated by reference from Form 10-QSB filed with the Commission on May 15, 2007).
3(ii)(a)*	By-Laws dated May 6, 1999 (incorporated by reference Form 10-12G filed with the Commission on October 20, 1999).
3(ii)(b)*	Amended Bylaws dated January 22, 2007 (incorporated by reference to the Form 8-K filed with the Commission on January 29, 2007).
10(i)*	Share Purchase Agreement dated June 2000 between Asia4Sale.com, Inc. and World Wide Auctioneers, Inc. (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).
10(ii)*	Unic Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Peter Prescott (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).
10(iii)*

Tri-car Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Asian Dragon Entertainment and Gaming Corporation (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

10(iv)*	Atomix Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Peter Prescott (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).
14*	Code of Ethics (Code of Conduct) (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).
21	Subsidiaries of the Company.
31

Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                * Incorporated by reference to previous filings of the Company.