Form 10-Q
period 2008-03-31
ASIA8, INC.
filed 2008-05-15
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2008.

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

(480) 505-0070

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changes since last report)

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

At May 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 23,071,835.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Asia8, Inc., a Nevada corporation, and our subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ASIA8, INC.
Balance Sheets
	Unaudited	Audited
ASSETS	March 31, 2008	December 31, 2007

CURRENT ASSETS
Cash	$ 4,122	$ 32,447
Accounts receivable	142,155	172,518
Inventory	192,018	233,183
Other current assets	18,723	10,000
Total Current Assets	357,018	448,148

FIXED ASSETS
Equipment, Net	56,137	58,580
Total Fixed Assets	56,137	58,580

OTHER ASSETS
Other receivables	101,500	101,500
Equity investment	3,022,054	3,007,108
Other investments	6,480	6,480
Note receivable	-	900,000
other non current assets	224,000	224,000
Deposit	4,360	4,360
Total Other Assets	3,358,394	4,243,448

TOTAL ASSETS	$ 3,771,549	$ 4,750,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
Accounts payable and accrued expenses	$ 198,846	$ 449,079
Notes payable - related party	225,395	1,070,395
Total Current Liabilities	424,242	1,519,474

TOTAL LIABILITIES	424,242	1,519,474

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 100,000 shares issued and outstanding	100,000	100,000
Common stock: 100,000,000 shares authorized;
$0.001 par value; 23,071,835 and 20,947,585 shares issued
and outstanding respectively	23,072	23,072
Additional paid-in capital	3,180,228	3,180,228
Accumulated equity (deficit)	44,007	(72,598)
Total Stockholders' Equity (Deficit)	3,347,307	3,230,702

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 3,771,549	$ 4,750,176

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Unaudited Statements of Operations
	For the three months ended March 31
	2008	2007

REVENUES	$ 232,956	$ -

Cost of goods sold	45,354	-

GROSS PROFIT	187,602	-

General and administrative	83,512	16,338
Depreciation	2,443	383

Total Expenses	85,954	16,721

OTHER INCOME

Income (loss) from equity investments	14,946	(87,508)
Interest income	11	9,016

Total Other Income	14,957	(78,492)

INCOME (LOSS) FROM CONTINUING OPERATIONS	116,604	(95,213)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-

NET INCOME (LOSS)	$ 116,604	$ (95,213)

BASIC INCOME (LOSS) PER SHARE	$ 0.01	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	21,478,929	21,058,608

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Unaudited Statements of Cash Flows
	For the three months ended March 31
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 116,604	$ (95,212)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	2,443	382
Income (loss) on equity investment	(14,946)	87,508
Changes in operating assets and liabilities
(Increase) decrease in receivables	30,363	-
(Increase) decrease in inventory	41,167	-
(Increase) decrease in other current assets	(8,723)	-
Increase (decrease) in accounts payable and accrued expenses	(250,233)	(37,878)

Net Cash Used by Operating Activities	(83,325)	(45,200)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	-	35,800
Cash paid on note payable	(845,000)	18,489
Cash received on note receivable	900,000	-

Net Cash Provided by Financing Activities	55,000	54,289

NET DECREASE IN CASH	(28,325)	9,089

CASH AT BEGINNING OF PERIOD	32,447	545

CASH AT END OF PERIOD	$ 4,122	$ 9,634

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Notes to the Unaudited Financial Statements

March 31, 2008

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (the “Company”) (formerly Asia4sale.com, Inc.), a Nevada corporation, was incorporated in September of 1996 as H&L Investments, Inc.

The name of the Company was changed to Asia4sale.com, Inc., on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999. The Company changed its name with the intent to acquire Asia4Sale.com, Ltd., a Hong Kong registered software development company (“LTD”), which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2000, the Company executed a 1 for 1 stock dividend.

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

On April 20, 2007, the Company held a special meeting of shareholders to (i) amend its articles of incorporation to change the name to “Asia8, Inc.”, (ii) amend its articles of incorporation to create a preferred class of shares of 25,000,000 shares par value $0.001, and (iii) authorize the board of directors to effect a one share for two shares reverse split of its common stock effective April 27, 2007.

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

ASIA8, INC.
Notes to the Unaudited Financial March 31, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.
Basic Loss Per Share

For the Three Months Ended March 31, 2008

Income Shares Per-Share
(Numerator)                (Denominator)            Amount

$ 116,604                     23,071,835                        $ 0.01

For the Three Months Ended March 31, 2007

Income Shares Per Share
(Numerator)               (Denominator)            Amount

$ (95,213)                            21,058,608                      $ (0.00)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

c. Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

ASIA8, INC.
Notes to the Unaudited Financial March 31, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Recent Accounting Pronouncements (Continued)

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on its results of operations and financial condition if an election is made to adopt the standard.

In January 2007, the Company adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

NOTE 3 - SIGNIFICANT EVENTS

In November 2007, we were granted the exclusive right to distribute the Renhe Mobile House products, re-branded by the Company as “Wing House” mobile shelter systems, in the Middle East region. The Company paid no considerations for this agreement but did purchase one test unit to display in the UAE market.

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At March 31, 2008, the Company owned 40% of the issued and outstanding WWA Group common stock.

ASIA8, INC.
Notes to the Unaudited Financial Statements

March 31, 2008

NOTE 4- EQUITY INVESTMENT (continued)

Condensed financial information of WWA Group:

	As at March 31, 2008	As at December 31, 2007

Cash	$ 1,396,428	$ 5,283,399
Inventories	4,897,454	3,435,696
Other current assets	5,910,535	6,875,333
Fixed assets	5,386,386	5,407,063
Investments	1,801,917	1,799,955

Total Assets	$ 19,392,720	$ 22,801,46

Current liabilities	$ 10,713,404	$ 13,965,862
Long-term debt	1,794,412	1,988,345
Common stock	18,432	18,432
Additional paid-in capital	2,812,045	2,812,045
Retained earnings	4,054,429	4,016,763

Total Liabilities and Stockholders' Equity	$ 19,392,720	$ 22,801,446

	For the three months ended March 31
	2008	2008

Net revenues	$ 5,271,848	$ 5,622,671
Direct costs	(3,851,459)	(4,302,349)
Operating expenses	(1,240,231)	(1,486,773)
Other income (expense)	(11,651)	(24,862)
Income taxes	-	-

Net Income (Loss)	$ 37,666	$ (206,387)

NOTE 5 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the Note 1 through Note 4, above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year-ended December 31, 2007. Therefore, those footnotes are included herein by reference.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on the three month period ended March 31, 2008.

Discussion and Analysis

General

The Company holds 7,291,516 shares of the common stock of WWA Group, Inc. (“WWA Group”), which is equal to approximately 40% of WWA Group’s issued and outstanding shares. WWA Group, through its wholly owned subsidiary, is a diversified auction and trading company focused on heavy equipment sales and shipping, with an investment into a limestone mining venture in the United Arab Emirates. WWA Group’s operations are focused on the high-growth, underserved region of the Middle East that is transforming into a luxury tourism and international economic center. Since its inception in 2001, WWA Group’s subsidiary has auctioned approximately $600 million worth of vehicles and equipment. WWA Group also manages unreserved auctions in Australia through a joint venture partner.

In addition to the holding of WWA Group’s shares, the Company also has direct operations. We have the exclusive right to distribute a diverse array of products, as follows:

Product	Distribution area	Beginning of distribution	Total units sold through March 31, 2008	Units sold in three months ended March 31, 2008
Unic Cranes	U.A.E.	May 31, 2007	22	4
Atomix Boats	U.A.E.	June 30, 2007	4	__
“Wing House” mobile shelter systems	Middle East region	November 2007	1	__

Unic Cranes, manufactured in Japan by Furukawa Co., Ltd., are among the world’s most popular and highly regarded products within their market niche that have achieved a dominant market position in Japan and several other markets. Unic Cranes are compact, efficient, and easy to maneuver, characteristics ideally suited to the busy, confined, urban construction environments that are typical of the U.A.E.

Atomix Boats include a range of eight designs from 4 to 10 meters including bow riders, cabin cruisers, sports cruisers, and fisherman. Other Atomix products include a selection of inflatable boats and trailers including boat trailers and general purpose trailers. Atomix Boats are hand made in China, with quality assurance provided by a team of New Zealand boat builders that remain onsite both to train staff and monitor production. Atomix Boats are designed to achieve the critical balance between style, safety, comfort and performance. With an original and unmatched hull design, a proven high-tech construction, Atomix yachts bring together all the ingredients of comfort and ease of handling. All boats are equipped with Volvo or Mercruiser diesel and gasoline engines made outside of China. The boats are priced well below the competitors in the 4 to 10 meter range, due to lower manufacturing costs.

The Wing House mobile shelter system was specifically designed to meet the need for an efficient, cost-effective mobile structure capable of serving as an office, residence, or storage space. Each Wing House unit is delivered as a standard 40 foot container with all ISO fittings in place for easy transport. These units can be placed anywhere with a swinglift and opened into an 850 square-foot living or working environment within 4 to 5 hours. The Wing House is an ideal solution for any application requiring low-cost, rapidly-mobile living or office space. The units are effectively insulated and carry a 5-star energy use rating, making them ideal for use in the hot climate conditions of the Middle East. The units are pre-wired for telephone, internet, and television, and can be ordered with pre-installed air conditioning and blinds. All units are delivered complete with all electrical wiring including lighting, sockets and switches, complete plumbing and a hot water system, external lighting, built-in cabinetry, and a fully fitted bathroom. The Wing House retails at approximately $65,000 and faces virtually no equivalent competition. The Wing House is built by Renhe Manufacturing China and has been re-branded by the Company.

In 2007 we also acquired exclusive distributorship rights to 20 countries for sales of Trident 3-wheeled CNG (clean natural gas) powered vehicles. We did sell by contract two sub-dealerships for the vehicles in 2007, but were unable to collect fees due for the sale. In April 2008 we discontinued our efforts to market the Trident vehicles due to price, quality and competition issues.

Business Strategy

The Company’s current focus is to work together with WWA Group to increase the value of our investment and to leverage that relationship to develop the distribution of Unic Cranes, Atomix boats, and Wing House mobile shelter systems pursuant to the respective distribution agreements. We anticipate that we may require additional capital to develop our respective businesses and we do have a commitment in place to provide additional capital as necessary to develop our sales infrastructure.

WWA Group

WWA Group’s auctions have developed a significant customer base and have achieved consistent revenue and profits that have lead to a dominant market share in Dubai, its primary operating market. The Company invested in WWA Group in 2000, anticipating potential future value appreciation in that investment, and possible synergies our management’s experience in Asian product sourcing and WWA Group’s core auction and selling business.

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

Unic Cranes

Many prospective buyers of Unic Cranes are WWA Group customers. As such, we do not have to spend significant amounts on advertising, sales staff, or administrative matters to sell Unic Cranes. Since May 1, 2007 we have only required the assistance of one sales consultant working with our operations manager for our sales.

Our current focus is to sell our remaining stock of Unic Crane inventory acquired in connection with our distribution agreement. Subsequently, we plan to use the gross sales to pay down debt associated with the cranes and to order new stock. Gross profit margins will be used to pay general and administrative expenses.

We plan to purchase used Unic Cranes from Asian markets to add to our Dubai inventory in an effort to service a broader market of buyers with shorter lead time on delivery.

Atomix Boats

We will continue to formalize relationships with real estate agents involved in selling marina and waterfront property throughout the U.A.E. in lieu of building an in-house retail sales team. These agents work on commission to sell boats along side their housing units. We are also planning to work in a joint venture with Emirates Boat Share Ltd. to co-market Atomix Boats.

Wing House Mobile Shelters

We are displaying and using Wing House office units at the WWA Group auction yard, and actively marketing the unit to the thousands of visitors to our yard each year. We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur future sales efforts.

Related Operations

The Company has also entered into a sublease with Fastcraft Marine FZE to occupy 50% of a 2,000 square meter shop and warehouse in Ras al Khaimah port, U.A.E., which will serve as our service and logistics center for our Atomix Boats and Unic Cranes businesses. We have agreed to pay rent of $40,000 per year for a 5-year term for use of this building space and quayside space. We have also engaged Fastcraft Marine FZE to service, warranty, manage and deliver all Atomix Boats and Unic Cranes we import to the U.A.E. By contracting a well established company in a shared facility, and passing the costs onto the buyers, we believe we can avoid growing our own overhead and salary costs long into the future.

Results of Operations

During the three month period ending March 31, 2008 and that period since commencing the distribution of our products,  the Company sold several units of each of the crane, boat and mobile shelter product lines to a total of 18 customers. We expect to generate revenue from increased sales of these products over the next twelve months.

Revenue

Revenue for the three month period ended March 31, 2008 was $232,956 as compared to $0 for the three month period ended March 31, 2007. The realization of revenue can be attributed to the sale of Unic Cranes.  We expect that revenue will increase in future periods as we focus on building sales from our distributorship agreements.

Gross Profit

Gross profit for the three month period ended March 31, 2008 was $187,602 as compared to $0 for the three month period ended March 31, 2007. Gross profit is the difference between the gross sale prices of our products and the total direct costs of purchasing them and selling them. The gross margin for current period is 81% of revenue. We expect that our gross profit will increase in future periods commensurate with increase revenue.

Expenses

Expenses for the three month period ended March 31, 2008 were $85,954 as compared $16,721 for the three month period ended March 31, 2007. The increase in expenses over the comparative periods can be primarily attributed to the addition of salaries, rent, and marketing costs that we did not incur prior to our commencing sales operations for our products. The Company expects that general and administrative expenses will increase in relation to our efforts to build each of our businesses.

Depreciation and amortization expenses for the three month periods ended March 31, 2008 and 2007 were $2,442 and $383 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities.

Other Income

Other income for the three month period ended March 31, 2008 was $14,957 as compared to other losses of $87,508 for the three month period ended March 31, 2007. Other income in the current period can be attributed to a gain on equity investments tied to our interest in WWA Group. We expect that other income related to the business operations of WWA Group will continue to increase as WWA Group continues to outperform historical results.

Net Income/Losses

Net income for the three month period ended March 31, 2008 was $116,604 as compared to net loss of $95,213 for the three month period ended March 31, 2007. The realization of net income in the current period can be attributed both to the realization of gross profit on sales revenue in the current period and to the other income recognized as a gain on our equity investment in WWA Group. We expect to continue to realize net income from operations and gains on our equity investment.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from July 9, 1999 (inception) to March 31, 2008 except to acquire distribution rights for Unic Cranes, Atomix Boats, and Trident vehicles pursuant to which we paid $65,000 and common stock valued at $224,000 of goodwill in the second quarter of 2007. We also purchased a company vehicle in 2007 and inventory for resale beginning in 2007.

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

Liquidity and Capital Resources

Cash flow used in operating activities for the three months ended March 31, 2008 was $83,325 as compared to $45,200 for the three months ended March 31, 2007. The increase in cash flow used in operating activities in the current period can be primarily attributed to a decrease in accounts payable and accrued expenses of $250,233 that were not fully offset by the realization of net income. We expect to realize cash flow from operating activities in future periods.

Cash flow used in investing activities for the three months ended March 31, 2008 and 2007 was $0.

Cash flow provided by financing activities for the three months ended March 31, 2008 was $55,000 as compared to $54,289 for the three months ended March 31, 2007. Cash flow provided by financing activities in the current period can be attributed to cash received against a note payable that was not fully offset by cash paid on a note payable.

As of March 31, 2008, the Company had a working capital deficit of $67,224. While we generated sufficient cash flow from operations to cover our expenditures in the first quarter of 2008, such condition may not continue. Until the point at which cash flow from operations consistently covers expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. Although we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital to cover any short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

The Company is holding shares of WWA Group as an equity investment. The current face market value of these shares is over $4 million. The shares are restricted common stock in a publicly traded company. As the market allows and in accordance with the limits of Rule 144, we may sell a portion of the shares as a source of operating funds if needed. Any sales proceeds could be used to fund the payment of ongoing operational expenses.

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

Off Balance Sheet Arrangements

As of March 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	the sufficiency of existing capital resources;

•	our ability to fund cash requirements for future operations;

•	uncertainties related to the growth of our business and the acceptance of our products and services;

•	our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;

•	the volatility of the stock market; and,

•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51.” This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), “Business Combinations.” This revision statement’s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 creates a fair value option allowing an entity to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and financial liabilities, with changes in fair value recognized in earnings as they occur. SFAS 159 also requires an entity to report those financial assets and financial liabilities measured at fair value in a manner that separates those reported fair values from the carrying amounts of assets and liabilities measured using another measurement attribute on the face of the statement of financial position. Lastly, SFAS 159 requires an entity to provide information that would allow users to understand the effect on earnings of changes in the fair value on those instruments selected for the fair value election. SFAS 159 is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. The Company is continuing to evaluate SFAS 159 and to assess the impact on our results of operations and financial condition if an election is made to adopt the standard.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management had not identified any material weaknesses in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2008, the Company had a working capital deficit of $67,224. While we generated sufficient cash flow from operations to cover our expenditures in the first quarter of 2008, such condition may not continue. Until the point at which cash flow from operations consistently covers expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital to cover any short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

THE CONSTRUCTION CRANE, BOAT, AND MOBILE SHELTER INDUSTRIES ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE AND THEREFORE THE PRODUCTS WHICH WE ARE ENTITLED TO DISTRIBUTE COULD BECOME OBSOLETE AT ANY TIME

Evolving technology, updated industry standards, and frequent new product and service introductions characterize the construction crane, boat, and the mobile shelter industries, as a result the products which we are entitled to distribute could become obsolete at any time. Competitors have developed products similar to or competitive with our own and continue to develop new products, any of which may displace our products in the marketplace and limit our prospects for success.

MARKET ACCEPTANCE OF THE PRODUCTS WE INTEND TO DISTRIBUTE IS CRITICAL TO OUR GROWTH

The Company intends to generate revenue from the sale of construction cranes, boats, and mobile shelters; as such, market acceptance of our products is critical. If our prospective customers do not accept or purchase these products, then our revenue, cash flow and/or operating results will be negatively impacted.

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

AS A DISTRIBUTOR WE DEPEND ON THE PERFORMANCE OF THIRD PARTY MANUFACTURERS

The Company relies on Japan-based Furukawa Unic, to procure construction cranes for distribution, China-based Atomix Boats Co. Ltd to procure boats for distribution, and Renhe Manufacturing China to procure Wing House mobile shelters. Our business plan is reliant on the delivery of products from these respective manufacturers, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s performance

OUR CHIEF EXECUTIVE OFFICER WILL NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY DUE TO HIS DUAL RESPONSIBILITIES

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

THE COMPANY’S SUCCESS DEPENDS ON OUR ABILITY TO ATTRACT AND RETAIN KEY PERSONNEL

The Company’s future success will depend substantially on the continued services and performance of Eric Montandon and Peter Prescott in addition to the engagement of other key personnel The loss of the services of Eric Montandon or Peter Prescott could have a material adverse effect on our business prospects, financial condition and results of operations. Our future success also depends on the Company’s ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel could have a material adverse effect on our business prospects, financial condition and results of operations.

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

Further, if we obtain a quotation on the OTCBB, this may limit our ability to raise money in an equity financing since many institutional investors do not consider OTCBB stocks for their portfolios. Therefore, an investors’ ability to trade our stock might be restricted as only a limited number of market makers quote OTCBB stock Trading volumes in OTCBB stocks are historically lower, and stock prices for OTCBB stocks tend to be more volatile, than stocks traded on an exchange or the NASDAQ Stock Market. We may never qualify for trading on an exchange or the NASDAQ Stock Market.

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

In addition, our future stock price may fluctuate in ways unrelated or disproportionate to our operating performance The general economic, political and stock market conditions that may affect the market price of our common stock are beyond our control. The market price of our common stock at any particular time may not remain the market price in the future. In the past, securities class action litigation has been instituted against companies following periods of volatility in the market price of their securities. Any such litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.

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

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.

/s/ Eric Montandon                              May 14, 2008

Eric Montandon

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

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

14*     Code of Ethics (Code of Conduct) (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

21*     Subsidiaries of the Company (incorporated by reference to the Form 10-K filed with the Commission on April 11, 2008).

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