Form 10-Q
period 2008-06-30
ASIA8, INC.
filed 2008-08-14
CIK 1096298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2008.

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

At August 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 23,071,835.

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

ASIA 8, INC.
Balance Sheets

ASSETS
	Unaudited	Audited
	30-Jun-08	31-Dec-07
CURRENT ASSETS
Cash	$ 11,092	$ 32,447
Accounts receivable	111,454	172,518
Inventory	135,845	233,183
Other current assets	3,130	10,000
Total Current Assets	261,521	448,148

FIXED ASSETS
Equipment, Net	21,194	58,580
Total Fixed Assets	21,194	58,580

OTHER ASSETS
Other receivables	101,500	101,500
Equity investment	3,427,674	3,007,108
Other investments	6,480	6,480
Note receivable	-	900,000
Other non current assets	224,000	224,000
Deposit	4,360	4,360
Total Other Assets	3,764,014	4,243,448

TOTAL ASSETS	$ 4,046,729	$ 4,750,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$ 119,879	$ 449,079
Notes payable - related party	307,942	1,070,395
Total Current Liabilities	427,822	1,519,474

TOTAL LIABILITIES	427,822	1,519,474

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 100,000 shares issued and outstanding	100,000	100,000
Common stock: 100,000,000 shares authorized;
$0.001 par value; 23,071,835 and 20,947,585 shares issued and
outstanding respectively	23,072	23,072
Additional paid-in capital	3,180,227	3,180,228
Accumulated deficit	315,608	(72,598)
Total Stockholders' Equity (Deficit)	3,618,907	3,230,702

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 4,046,729	$ 4,750,176

The accompanying notes are an integral part of these financial statements.

Asia 8 Inc
Income Statement

	Three months ended June 30		Six months ended June 30
	Unaudited 2008	Unaudited 2007	Unaudited 2008	Unaudited 2007

Revenues	$ 78,796	$ 365,602	$ 311,752	$ 365,602
Cost of Goods Sold	57,682	289,714	103,035	289,714

GROSS PROFIT	21,115	75,888	208,717	75,888

OPERATING EXPENSES :
General, selling and administrative expenses	120,192	74,635	203,703	90,973
Depreciation and amortization expense	34,943	382	37,386	764

TOTAL OPERATING EXPENSES	155,135	75,017	241,089	91,737

OTHER INCOME (EXPENSE):
Income from sale of investments	0	0	0	0
Income (loss) from Equity Investments	405,620	437,545	420,566	350,037
Interest income	1	0	11	9,016

TOTAL OTHER INCOME	405,621	437,545	420,577	359,053

INCOME (LOSS) FROM CONTINUING OPERATIONS	271,601	438,416	388,205	343,204

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-

NET INCOME (LOSS)	$ 271,601	$ 438,416	$ 388,205	$ 343,204

BASIC INCOME (LOSS) PER SHARE	$ 0.01	$ 0.02	$ 0.02	$ 0.02

WEIGHTED AVERAGE NUMBER OF SHARES	21,478,929	22,430,296	21,478,929	22,009,983

The accompanying notes are an integral part of these financial statements.

Asia 8 Inc
Statement of Cash flow for the period ended June 30th

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	388,205	343,204
Adjustments to reconcile net loss to
net cash used by operating activities:
Discontinued operations	-	-
Depreciation expense	37,386	764
Gain on sale of investments	-	-
Income (loss) on equity investment	(420,566)	(350,037)
Changes in operating assets and liabilities
(Increase) decrease in receivables	61,064	(291,126)
(Increase) decrease in inventory	97,338	(280,000)
(Increase) decrease in other current assets	6,870	(19,850)
Increase (decrease) in accounts payable and
accrued expenses	(329,200)	463,030

Net Cash Used by Operating Activities	(158,904)	(134,015)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in subsidiaries	-	-
Purchase of short-term investments	-	-
Sale of investments	-	-
Purchase of fixed assets	-	(289,000)

Net Cash Provided by (Used by) Investing Activities	-	(289,000)

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	-	304,800
Preferred stock issued for cash	-	100,000
Increase(decrease) in note payable	(762,453)	18,489
Cash Received on note receivable	900,000	-
Capital contributed by shareholder	-	-

Net Cash Provided by Financing Activities	137,547	423,289

NET INCREASE (DECREASE) IN CASH	(21,357)	274

CASH AT BEGINNING OF PERIOD	32,447	545

CASH AT END OF PERIOD	11,092	819

The accompanying notes are an integral part of these financial statements.

ASIA8, INC.
Notes to the Unaudited Financial Statements

June 30, 2008

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

ASIA8, INC.
Notes to the Unaudited Financial Statements

June 30, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income Per Share

For the Three Months Ended June 30, 2008

                                                                                                                           Income               Shares             Per-Share
                                                                                                                      (Numerator)     (Denominator)         Amount

                                                                                                                        $ 271,601           23,071,835            $ 0.01

 For the Three Months Ended June 30, 2007

                                                                                                                         Income                Shares             Per Share
                                                                                                                     (Numerator)      (Denominator)          Amount

                                                                                                                       $ 438,416            20,947,585              $ 0.02

The computations of basic Income per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

c. Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

ASIA8, INC.
Notes to the Unaudited Financial Statements

June 30, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Recent Accounting Pronouncements (Continued)

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In March 2008, FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on the Company’s financial statements.

NOTE 3 - SIGNIFICANT EVENTS

In November 2007, we were granted the exclusive right to distribute the Renhe Mobile House products, re-branded by the Company as “Wing House” mobile shelter systems, in the Middle East region. The Company paid no considerations for this agreement but did purchase one test unit to display in the UAE market.

ASIA8, INC.
Notes to the Unaudited Financial Statements

June 30, 2008

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At June 30, 2008, the Company owned 40% of the issued and outstanding WWA Group common stock.

Condensed financial information of WWA Group:

	As at June 30, 2008	As at December 31, 2007

Cash	$ 2,327,847	$ 5,283,399
Inventories	5,403,423	3,435,696
Other current assets	31,634,783	6,875,333
Fixed assets	5,362,708	5,407,063
Investments	1,764,385	1,799,955

Total Assets	146

Current liabilities	$ 36,947,272	$ 13,965,862
Long-term debt	1,638,740	1,988,345
Common stock	18,432	18,432
Additional paid-in capital	2,812,045	2,812,045
Retained earnings	5,076,657	4,016,763

Total Liabilities and Stockholders' Equity	146

	For the three months ended June 30
	2008	2008

Net revenues	$ 10,525,715	$ 8,063,663
Direct costs	(7,797,533)	(5,495,423)
Operating expenses	(1,445,708)	(1,440,852)
Other income (expense)	(260,246)	(85,613)
Income taxes	-	-

Net Income (Loss)	1,022,228	$ 1,041,775

ASIA8, INC.
Notes to the Unaudited Financial Statements

June 30, 2008

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on our period ended June 30, 2008.

Discussion and Analysis

General

The Company holds 7,291,516 shares of the common stock of WWA Group, Inc. (“WWA Group”), which is equal to approximately 40% of WWA Group’s issued and outstanding shares. WWA Group, through its wholly owned subsidiary, is a diversified auction and trading company focused on heavy equipment sales and shipping, with an investment in a limestone mining venture in the United Arab Emirates. WWA Group’s operations are focused on the high-growth, underserved region of the Middle East that is transforming into a luxury tourism and international economic center. Since its inception in 2001, WWA Group’s subsidiary has auctioned approximately $600 million worth of vehicles and equipment. WWA Group also manages unreserved auctions in Australia through a joint venture partner.

The Company also has the exclusive right to distribute a diverse array of products, as follows:

Product	Distribution area	Beginning of distribution	Total units sold through June 30, 2008	Units sold in three months ended June 30, 2008
Unic Cranes	U.A.E.	May 31, 2007	25	3
Atomix Boats	U.A.E.	June 30, 2007	4	-
“Wing House” mobile shelter systems	Middle East region	November, 2007	1	-

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

Unic Cranes

Many prospective buyers of Unic Cranes are WWA Group customers. As such, we do not have to spend significant amounts on advertising, sales staff, or administrative matters to sell Unic Cranes. Since May 1, 2007 we have required only one sales consultant that works with our operations manager. Our current focus is to sell our remaining inventory of Unic Cranes that were acquired in connection with our distribution agreement. We plan to use this revenue to pay down debt associated with the cranes and to purchase used Unic Cranes from Asian markets to add to our Dubai inventory in an effort to service a broader market of buyers with shorter lead time on delivery. Gross profits will be used to pay expenses.

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

Results of Operations

During the six months ended June 30, 2008 and that period since commencing the distribution of our products, the Company sold several units of each of the crane, boat and mobile shelter product lines to a total of 18 customers. We expect to generate revenue from increased sales of these products over the next twelve months.

Revenue

Revenue for the three month period ended June 30, 2008 was $78,796 as compared to $365,602 for the three month period ended June 30, 2007, a decrease of 78%. Revenue for the six months ended June 30, 2008 was $311,752 as compared to $365,602 for the six months ended June 30, 2007 a decrease of 15%. The decrease in revenue over the comparative three and six month periods can be primarily attributed to the decrease in sales of Unic Cranes and Atomix Boats. We expect that revenue will increase in future periods as we trend towards the sale of used Unic Cranes and focus on the sale of Wing House mobile shelters.

Gross Profit

Gross profit for the three month period ended June 30, 2008 was $21,115 as compared to $75,888 for the three month period ended June 30, 2007. Gross profit for the six months period ended June 30, 2008 was $208,717 as compared to $75,888 for the six months period ended June 30, 2007. Gross profit is the difference between the gross sale prices of our products and the total direct costs of purchasing them and selling them. The gross margin for the current six month period is 67% of revenue. We expect that our gross profit will increase in future periods as we generate higher sales volumes for our respective products.

Expenses

Expenses for the three month period ended June 30, 2008 were $155,135 as compared $75,017 for the three month period ended June 30, 2007, an increase of 107%. Expenses for the six months ended June 30, 2008 were $241,089 as compared to expenses of $91,737 for the six months ended June 30, 2007, an increase of 163%. The increase in expenses over the comparative three and six month periods can be primarily attributed to the addition of salaries, rent, and marketing costs that we were not incurred prior to commencing sales of our products. The Company expects that general and administrative expenses will increase over the near term in relation to efforts to build each of our businesses.

Depreciation and amortization expenses for the three month periods ended June 30, 2008 and 2007 were $34,943 and $382 respectively. Depreciation and amortization expenses for the six months ended June 30, 2008 and 2007 were $37,386 and $764 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets as we expand our distribution and sales activities.

Other Income

Other income for the three month period ended June 30, 2008 was $405,621 as compared to other income of $437,545 for the three month period ended June 30, 2007, a decrease of 7%. Other income for the six month period ended June 30, 2008 was $420,577 as compared to other income of $359,053 for the six month period ended June 30, 2007, an increase of 17%. Other income in the current three and six month periods can be primarily attributed our equity investment in WWA Group. We expect that other income related to the business operations of WWA Group will continue to increase over future periods as WWA Group continues to outperform historical results.

Net Income

Net income for the three month period ended June 30, 2008 was $271,601 as compared to net income of $438,416 for the three month period ended June 30, 2007, a decrease of 38%. Net income for the six month period ended June 30, 2008 was $388,205 as compared to net income of $343,204 for the six month period ended June 30, 2007, an increase of 13%. The decrease of net income over the comparative three and six month periods can be primarily attributed to decreases in revenue associated with our product distributorships. We expect net income from operations to increase over the next twelve months as WWA Group continues to outperform historical results and our marketing approach focuses on the sale of Wing House mobile shelters while expanding to include the sale of used Unic Cranes.

Capital Expenditures

The Company did not spend any amounts on capital expenditures during the six month period ended June 30, 2008.

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

Liquidity and Capital Resources

At June 30, 2008 our current assets totaled $261,521, which consisted of cash of $11,092, accounts receivable of $111,454, inventory of $135,845, and other assets of $3,130. Our total assets were $4,046,729, consisting primarily of our equity investment in WWA Group of $3,427,674. At June 30, 2008 our current and total liabilities were $427,822.

Cash flow used in operating activities for the six months ended June 30, 2008 was $158,904 as compared to $134,015 for the six months ended June 30, 2007. The increase in cash flow used in operating activities in the current period can be primarily attributed to a decrease in accounts payable and accrued expenses offset by the increase in net income. We expect to realize cash flow from operating activities in future periods.

Cash flow used in investing activities for the six months ended June 30, 2008 was $0 as compared to $289,000 for the six months ended June 30, 2007. We expect to use cash flow in investing activities in future periods as we purchase used equipment for resale.

Cash flow provided by financing activities for the six months ended June 30, 2008 was $137,547 as compared to $423,289 for the six months ended June 30, 2007. Cash flow provided by financing activities in the current period can be attributed to cash received against a note receivable offset by cash paid on a note payable.

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a current face market value of over $3.5 million. We could sell a portion of these shares, subject to the limitations imposed by Rule 144, as a source of operating funds.

The Company has reached an agreement to secure up to $500,000 from an investor in exchange for shares of Series 1 preferred stock secured by 500,000 shares of our WWA Group common stock. The Series 1 preferred shares are convertible to common stock in the Company at $0.40 per share, bear interest at 9% per annum, and have no redemption provision. The investor has subscribed to 1,000 Series 1 preferred shares in exchange for $100,000 as of the date of this report. We have the option of selling another $400,000 worth of preferred stock to the same investor on the same terms and conditions. We have yet to exercise this option.

As of June 30, 2008, the Company had a working capital deficit of $166,301. While we were able to generate sufficient cash flow from operations to cover certain of our expenditures during the six months of 2008, we can offer no assurance that we can maintain such ability. Until the point at which cash flow from operations consistently covers expenditures, we will have to obtain additional working capital from debt or equity placements, or sales of our marketable securities, to effectively continue our operations. Although we have a commitment for the provision of up to $400,000 in additional working capital, this commitment may prove to be insufficient. Our inability to cover short falls in cash flow would cause us to reduce expenditures which could have a material adverse effect on our business.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company currently has no employees and has no plans to hire any employees in the near future.

Off Balance Sheet Arrangements

As of June 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (Commission) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

The Company has no outstanding stock options or related stock option expense.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company is currently evaluating the impact of SFAS No. 163.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our consolidated financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The Company is currently assessing the impact of SFAS No. 162 on its financial position and results of operations.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our consolidated financial statements.

In March 2008, FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company is currently reviewing the effect, if any, that the adoption of this statement will have on the Company’s financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2008, the Company had a working capital deficit of $166,301. Until the point at which cash flow from operations consistently covers expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital to cover any short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 27 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.

/s/ Eric Montandon                                   August 14, 2008

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

31            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (attached).

32            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (attached).

      *      Incorporated by reference to previous filings of the Company.