Form 10-Q
period 2008-09-30
ASIA8, INC.
filed 2008-11-14
CIK 1096298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2008.

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

At November 14, 2008, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 23,071,835.

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

Asia8, Inc.
Balance Sheets

ASSETS
	Unaudited	Audited
	September 30, 2008	December 31, 2007
CURRENT ASSETS
Cash	$ 2,389	$ 32,447
Accounts receivable	325,595	172,518
Inventory	118,111	233,183
Other current assets	1,364	10,000
Total Current Assets	447,460	448,148

FIXED ASSETS
Equipment, Net	18,751	58,580
Total Fixed Assets	18,751	58,580

OTHER ASSETS
Other receivables	101,500	101,500
Equity investment	3,023,550	3,007,108
Other investments	6,480	6,480
Note receivable	-	900,000
Other non current assets	224,000	224,000
Deposit	4,360	4,360
Total Other Assets	3,359,890	4,243,448

TOTAL ASSETS	$ 3,826,100	$ 4,750,176

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Accounts payable and accrued expenses	$ 383,816	$ 449,079
Notes payable - related party	327,942	1,070,395
Total Current Liabilities	711,758	1,519,474

TOTAL LIABILITIES	711,758	1,519,474

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 100,000 shares issued and outstanding	100,000	100,000
Common stock: 100,000,000 shares authorized;
$0.001 par value; 23,071,835 shares issued and outstanding	23,072	23,072
Additional paid-in capital	3,180,227	3,180,228
Accumulated deficit	(188,957)	(72,598)
Total Stockholders' Equity (Deficit)	3,114,342	3,230,702

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$ 3,826,100	$ 4,750,176

The accompanying notes are an integral part of these financial statements.

Asia8, Inc.
Income Statement

	Three months ended September 30		Nine months ended September 30
	Unaudited 2008	Unaudited 2007	Unaudited 2008	Unaudited 2007

Revenues	$ 284,887	$ 346,852	$ 596,638	$ 712,454
Cost of Goods Sold	282,911	305,692	385,947	595,406

GROSS PROFIT	1,975	41,160	210,692	117,048

OPERATING EXPENSES :
General, selling and administrative expenses	99,974	108,875	303,677	199,847
Depreciation and amortization expense	2,443	382	39,828	1,146

TOTAL OPERATING EXPENSES	102,416	109,257	343,505	200,993

OTHER INCOME (EXPENSE):
Income from sale of investments	0	0	0	0
Income (loss) from Equity Investments	(404,124)	(32,874)	16,442	317,163
Interest income	0	11,200	12	20,217

TOTAL OTHER INCOME	(404,124)	(21,674)	16,454	337,380

INCOME (LOSS) FROM CONTINUING OPERATIONS	(504,565)	(89,771)	(116,360)	253,435

INCOME (LOSS) FROM DISCONTINUED OPERATIONS	-	-	-	-

NET INCOME (LOSS)	$ (504,565)	$ (89,771)	$ (116,360)	$ 253,435

BASIC INCOME (LOSS) PER SHARE	$ (0.02)	$ (0.00)	$ (0.0 1)	$ 0.01

WEIGHTED AVERAGE NUMBER OF SHARES	23,071,835	22,430,296	23,071,835	22,009,983

The accompanying notes are an integral part of these financial statements.

Asia8, Inc.
Statement of Cash Flow
	Nine months ended September 30
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ (116,360)	$ 253,435
Adjustments to reconcile net loss to
net cash used by operating activities:
Discontinued operations	-	-
Depreciation expense	39,828	1,146
Gain on sale of investments	-	-
Income (loss) on equity investment	(16,442)	(317,163)
Changes in operating assets and liabilities
(Increase) decrease in receivables	(153,077)	(331,410)
(Increase) decrease in inventory	115,072	(136,242)
(Increase) decrease in other current assets	8,636	(19,905)
Increase (decrease) in accounts payable and
accrued expenses	(65,263)	328,088

Net Cash Used by Operating Activities	(187,606)	(222,051)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in subsidiaries	-	-
Purchase of short-term investments	-	-
Sale of investments	-	-
Purchase of fixed assets	-	(289,000)

Net Cash Provided by (Used by) Investing Activities	-	(289,000)

CASH FLOWS FROM FINIANCING ACTIVITIES

Common stock issued for cash	-	304,800
Preferred stock issued for cash	-	100,000
Increase(decrease) in note payable	(742,453)	108,345
Cash Received on note receivable	900,000	-
Capital contributed by shareholder	-	-

Net Cash Provided by Financing Activities	157,547	513,145

NET INCREASE (DECREASE) IN CASH	(30,059)	2,094

CASH AT BEGINNING OF PERIOD	32,447	545

CASH AT END OF PERIOD	$ 2,389	$ 2,639

The accompanying notes are an integral part of these financial statements.

ASIA8, INC.
Notes to the Unaudited Financial Statements

September 30, 2008

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (the “Company”) (formerly Asia4sale.com, Inc.), a Nevada corporation, was incorporated in September of 1996 as H&L Investments, Inc.

The name of the Company was changed to “Asia4sale.com, Inc.” on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999. The Company changed its name with the intent to acquire Asia4Sale.com, Ltd., a Hong Kong registered software development company (“LTD”), which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2000, the Company executed a 1 for 1 stock dividend.

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

In August of 2000, the Company acquired a minority equity investment in WWA Group, Inc. (see Note 4).

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

September 30, 2008

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income Per Share

For the Three Months Ended September 30, 2008

                                                                                                                       Income               Shares              Per-Share
                                                                                                                   (Numerator)     (Denominator)        Amount

                                                                                                                   $ (504,565)          23,071,835            $ (0.02)

For the Three Months Ended September 30, 2007

                                                                                                                       Income               Shares              Per-Share
                                                                                                                   (Numerator)     (Denominator)        Amount

                                                                                                                   $ (89,771)            22,430,296            $ (0.00)

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

September 30, 2008

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

ASIA8, INC.
Notes to the Unaudited Financial Statements

September 30, 2008

NOTE 4- EQUITY INVESTMENT

In August of 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of WWA World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At September 30, 2008, the Company owned 36% of the issued and outstanding WWA Group common stock.

Condensed financial information of WWA Group:

	As at September 30, 2008	As at December 31, 2007

Cash	$ 4,725,529	$ 5,283,399
Inventories	9,084,190	3,435,696
Other current assets	7,991,018	6,875,333
Fixed assets	5,638,026	5,407,063
Investments	1,712,187	1,799,955

Total Assets	$ 29,150,951	$ 22,801,446

Current liabilities	$ 20,286,877	$ 13,965,862
Long-term debt	1,439,827	1,988,345
Common stock	20,032	18,432
Additional paid-in capital	3,434,445	2,812,045
Retained earnings	3,969,770	4,016,763

Total Liabilities and Stockholders' Equity	$ 29,150,951	$ 22,801,446

	For the three months ended September 30
	2008	2007

Net revenues	$ 3,965,097	$ 5,690,087
Direct costs	(3,547,770)	(4,284,065)
Operating expenses	(1,389,741)	(1,377,098)
Other income (expense)	(134,473)	(111,772)
Income taxes	-	-

Net Income (Loss)	$ (1,106,886)	$ (82,847)

ASIA8, INC.
Notes to the Unaudited Financial Statements

September 30, 2008

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

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on our period ended September 30, 2008.

Discussion and Analysis

General

The Company holds 7,291,516 shares of the common stock of WWA Group, Inc. (“WWA Group”), which is equal to approximately 36% of WWA Group’s issued and outstanding shares. WWA Group, through its wholly owned subsidiary, is a diversified auction and trading company focused on heavy equipment sales, shipping and mining. WWA Group’s operations are focused on the high-growth, underserved region of the Middle East that is transforming into a luxury tourism and international economic center. Since its inception in 2001, WWA Group’s subsidiary has auctioned approximately $600 million worth of vehicles and equipment. WWA Group also manages unreserved auctions in Australia through a joint venture partner.

On October 10, 2008, WWA Group sold its interest in Power Track FZE (“Power Track”) to Intelspec International, Inc. (“Intelspec”) in exchange for a minority interest in Intelspec.

Intelspec’s corporate office is in the United States but its business focus is on international project management, intent on servicing an underserved niche market in specialized projects and subcontracts in the $1 million to $10 million range. Generally, these are projects that are too small to attract the attention of multinational firms, but which still require world class expertise. Managed by engineers with extensive experience in construction, disposal, environmental remediation, telecommunications, and technical project management, Intelspec intends to pursue project management opportunities in oil and gas infrastructure and support activities, permanent and temporary forward base camp installation and communications, construction endeavors, debris disposal and reclamation, earthmoving and mining operations.

Power Track is a United Arab Emirates free zone based licensed equipment and project management enterprise that operates a local government awarded limestone removal project in Ras Al Khaimah, U.A.E. Other projects being negotiated or under contract include management of the construction of a 50,000 sq.foot office/wharehouse complex in the Jebel Ali Free Zone in Dubai, U.A.E., and management of the construction of a portable cabin resort on the Okuma U.S. Marine Base in Okinawa, Japan.

The Company also has the exclusive right to distribute a diverse array of products, as follows:

Product	Distribution area	Beginning of distribution	Total units sold through September 30, 2008	Units sold in three months ended September 30, 2008
Unic Cranes	U.A.E.	May 31, 2007	27	2
Atomix Boats	U.A.E.	June 30, 2007	4	-
“Wing House” mobile shelter systems	Middle East region	November, 2007	5	4

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

Results of Operations

During the nine months ended September 30, 2008 and that period since commencing the distribution of our products, the Company sold several units of each of the crane, boat and mobile shelter product lines to a total of 19 customers. We expect to generate revenue from increased sales of these products over the next twelve months.

Revenue

Revenue for the three month period ended September 30, 2008 was $284,887 as compared to $346,852 for the three month period ended September 30, 2007, a decrease of 18%. Revenue for the nine months ended September 30, 2008 was $596,638 as compared to $712,454 for the nine months ended September 30, 2007 a decrease of 16%. The decrease in revenue over the comparative three and nine month periods can be primarily attributed to the decrease in sales of new Unic Cranes and Atomix Boats. We expect that revenue will increase in future periods as we trend towards the sale of used Unic Cranes and focus on the sale of Wing House mobile shelters.

Gross Profit

Gross profit for the three month period ended September 30, 2008 was $1,975 as compared to $41,160 for the three month period ended September 30, 2007. Gross profit for the nine months period ended September 30, 2008 was $210,692 as compared to $117,048 for the nine months period ended September 30, 2007. Gross profit is the difference between the gross sale prices of our products and the total direct costs of purchasing them and selling them. The gross margin for the current three month period was 1% of revenue as compared to 12% for the previous nine month period. The gross margin for the current nine month period was 35% of revenue as compared to 16% for the previous nine month period. We expect that our gross profit will increase in future periods as we generate higher sales volumes and the resulting economies of scale for our respective products.

Expenses

Expenses for the three month period ended September 30, 2008 were $102,416 as compared $109,257 for the three month period ended September 30, 2007, a decrease of 6%. Expenses for the nine months ended September 30, 2008 were $343,505 as compared to expenses of $200,993 for the nine months ended September 30, 2007, an increase of 71%. The slight decrease in expenses over the comparative three month periods is due to a scaling back of some of the sales costs associated with our products. The increase in expenses over the comparative nine month periods can be primarily attributed to the addition of salaries, rent, and marketing costs that were not incurred prior to commencing sales of our products. The Company expects that general and administrative expenses will increase over the near term in relation to efforts to build each of our businesses.

Depreciation and amortization expenses for the three month periods ended September 30, 2008 and 2007 were $2,443 and $382 respectively. Depreciation and amortization expenses for the nine months ended September 30, 2008 and 2007 were $39,828 and $1,146 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets as we expand our distribution and sales activities.

Other Income/Loss

Other loss for the three month period ended September 30, 2008 was $404,124 as compared to other loss of $21,674 for the three month period ended September 30, 2007. Other income for the nine month period ended September 30, 2008 was $16,454 as compared to other income of $337,380 for the nine month period ended September 30, 2007. Other losses in the current three month periods can be attributed our equity investment in WWA Group. Other income in the current nine month periods can be primarily attributed our equity investment in WWA Group. We expect that other losses related to the business operations of WWA Group will decrease and transition back to other incomes over future periods as investment and construction in the U.A.E. resume to prior levels, thus spurring WWA Group’s business.

Net Income/Loss

Net loss for the three month period ended September 30, 2008 was $504,565 as compared to net loss of $89,771 for the three month period ended September 30, 2007, an increase of 462%. Net loss for the nine month period ended September 30, 2008 was $116,360 as compared to net income of $253,435 for the nine month period ended September 30, 2007. The increase of net loss over the comparative three month periods can be primarily attributed to decreases in gross margin and increases in loss from our equity investment in WWA Group. The transition to net loss over the comparative nine month periods can be primarily attributed to increases in general, selling and administrative expenses and a decrease in income from our equity investment. We expect to transition back to net income over the next twelve months as we realize an income from our equity investment and focus our marketing approach on the sale of Wing House mobile shelters while expanding our business to include the sale of used Unic Cranes.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the nine month period ended September 30, 2008.

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

Liquidity and Capital Resources

At September 30, 2008, the Company had a working capital deficit of $264,298. Our current assets totaled $447,460, which consisted of cash of $2,389, accounts receivable of $325,595, inventory of $118,111, and other assets of $1,364. Our total assets were $3,826,100 consisting primarily of our equity investment in WWA Group of $3,023,550. At September 30, 2008 our current and total liabilities were $711,758.

Cash flow used in operating activities for the nine months ended September 30, 2008 was $187,606 as compared to $222,051 for the nine months ended September 30, 2007. The decrease in cash flow used in operating activities in the current period can be primarily attributed to a decrease in accounts payable and accrued expenses offset by increases in net loss and inventory. We expect to realize cash flow from operating activities in future periods.

Cash flow used in investing activities for the nine months ended September 30, 2008 was $0 as compared to $289,000 for the nine months ended September 30, 2007. We expect to use cash flow in investing activities in future periods as we purchase used equipment for resale.

Cash flow provided by financing activities for the nine months ended September 30, 2008 was $157,547 as compared to $513,145 for the nine months ended September 30, 2007. Cash flow provided by financing activities in the current period can be attributed to cash received against a note receivable offset by cash paid on a note payable.

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a current face market value of over $2.3 million. We could sell a portion of these shares, subject to the limitations imposed by Rule 144, as a source of operating funds.

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

While we were able to generate sufficient cash flow from operations to cover certain of our expenditures during the nine months of 2008, we can offer no assurance that we can maintain such ability. Until the point at which cash flow from operations consistently covers expenditures, we will have to obtain additional working capital from debt or equity placements, or sales of our marketable securities, to effectively continue our operations. Although we have a commitment for the provision of up to $400,000 in additional working capital, this commitment may prove to be insufficient. Our inability to cover short falls in cash flow would cause us to reduce expenditures which could have a material adverse effect on our business.

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

Off Balance Sheet Arrangements

As of September 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2008, the Company had a working capital deficit of $264,298. Until the point at which cash flow from operations consistently covers expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital to cover any short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

OUR CHIEF EXECUTIVE OFFICER WILL NOT BE ABLE TO OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY DUE TO HIS DUAL RESPONSIBILITIES

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of WWA Group. His responsibilities cause him to divide his time, the majority of which is dedicated to the management and operation of WWA Group. The division of time however does not necessarily indicate a division of interests as the Company owns approximately 36% of the outstanding shares of WWA Group. His dual responsibilities may compromise our ability to successfully implement our plan of operation.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.

/s/ Eric Montandon                         November 14, 2008

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

3(ii)(a)*      By-Laws dated May 6, 1999 (incorporated by reference Form 10-12G filed with the Commission on October 20, 1999).

3(ii)(b)*     Amended Bylaws dated January 22, 2007 (incorporated by reference to the Form 8-K filed with the Commission on January 29, 2007).

10(i)*     Share Purchase Agreement dated June 2000 between Asia8, Inc. (formerly Asia4Sale.com, Inc.) and World Wide Auctioneers, Inc. (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

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