Form 10-K
period 2008-12-31
ASIA8, INC.
filed 2009-04-01
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2008.

☐      Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from       to

Commission file number: 000-27735

ASIA8, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (I.R.S. Employer Identification No.)

600 E. Baseline Rd., Suite B3, Tempe, Arizona 85283

(Address of principal executive offices) (Zip Code)

(480) 505-0070

(Issuer’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: none

Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (18,382,493 shares) was approximately $2,941,199 as of March 27, 2009 based on the price of $0.16 at which the registrant’s common stock was authorized for issuance in 2008.

At March 27, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 24,156,078.

PART I

ITEM 1.     BUSINESS

As used herein the terms “Company,” “it,” “its,” “we,” “our,” and “us” refer to Asia8, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

The Company, a Nevada corporation, was incorporated as “H&L Investments, Inc.” in September of 1996. On December 22, 1999 our name changed to “Asia4sale.com, Inc.” in connection with our acquisition of Asia4Sale.com, Ltd., a Hong Kong registered software development company. We eventually sold Asia4Sale.com, Ltd. to an unrelated party in January of 2005.

On June 30, 2000 we acquired 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd (“World Wide Auctioneers”), an international equipment auction company. World Wide Auctioneers, based in the United Arab Emirates (UAE), holds unreserved auctions for the sale of construction, industrial and transportation equipment on a consignment basis. On August 8, 2003 World Wide Auctioneers, Inc. sold 100% of World Wide Auctioneers to a Nevada registered company, WWA Group, Inc. (“WWA Group”), in a stock for stock transaction. The exchange caused us to acquire a minority equity investment in WWA Group which is accounted for using the equity method, whereby our percentage of the net income of WWA Group is accounted for as other income of the Company.

On May 31, 2007 we acquired the exclusive UAE distribution rights for Unic Cranes, manufactured in Japan by the Furukawa Co., Ltd. On June 30, 2007 we acquired the exclusive right to sell Atomix Boats in the UAE. In November 2007 we were granted the exclusive Middle East distribution rights for Renhe Mobile House products, re-branded by Asia8 as “Wing House” mobile shelter systems. In 2007 we also acquired exclusive distributorship rights in 20 countries for sales of Trident 3-wheeled compressed natural gas vehicles but in April of 2008 we discontinued our efforts to market the Trident vehicles due to price, quality and competition issues.

The Company’s business office is located at 600 E. Baseline Rd., Suite B3, Tempe, Arizona, 85283, and our telephone number is (480) 505-0070. Our registered statutory office is located at the Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada, 89511.

The Company

Minority Interest in WWA Group, Inc.

The Company holds 7,300,000 shares of the common stock of WWA Group equal to approximately 32% of WWA Group’s issued and outstanding shares.

WWA Group is a diversified industrial services company founded on heavy equipment auctions that has expanded into shipping, equipment rentals, construction, earthmoving, and other complimentary services. WWA Group’s operations are focused on a high-growth, underserved region of the Middle East that is transforming into a luxury tourism and international economic center.

WWA Group auctions transportation and industrial equipment from its primary location in Dubai, UAE in addition to various other locations worldwide. WWA Group’s subsidiary, World Wide Auctioneers, has held 43 large un-reserved equipment auctions and 23 video and internet auctions from Dubai and Doha, Qatar between March of 2001 and the date of this current report. Gross auction sales from the primary locations have reached over $725 million during this period, in addition to over $200 million in gross auction sales realized from other auction locations where WWA Group operates in joint ventures or franchise relationships.

Equipment auctioned in Dubai and Doha included more than 42,000 items from 4,700 consignors that were sold to over 7,100 bidders. WWA Group’s primary auctioned items include mobile and stationary earthmoving and construction equipment such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, generators, compressors, agricultural tractors, and forklifts. Much of the equipment can be used in multiple industries and in diverse geographic locations. WWA Group also sells light vehicles and other related items such as boats and motorcycles. WWA Group generates commission and service income from these auctions that comprises a large portion of WWA Group’s total gross operating revenue.

Additionally, WWA Group owns a 32% interest in Intelspec International, Inc. (“Intelspec”) that wholly owns Power Track Projects, FZE (“Power Track”). WWA Group initially invested in Power Track in 2007 with equity capital and debt funding. On October 1, 2008, Power Track was acquired by Intelspec in a stock for stock transfer whereby our interest in Power Track was transferred to Intelspec.

Intelspec is engaged in providing project management for small to medium sized projects, including Power Track, a licensed equipment and project management company formed in the Fujeirah Free Zone that manages earthmoving and rock sales operations in the United Arab Emirates. Power Track is currently engaged by the government of Ras Al Khaimah, UAE to move over twenty five (25) million tons of limestone through 2010. The process of removing the limestone is completed by earthmoving and support equipment that work with three (3) crushing machines capable of producing over ten thousand (10,000) tons of crushed aggregate per day.

WWA Group also owns and charters a shipping vessel through its subsidiary, Crown Diamond Holdings, Ltd. The vessel is a 100 meter long 3,500 dead-weight-ton roll-on/roll-off (RORO) ship with heavy lift cranes and a shallow draft, making it an ideal vessel for shipping the heavy construction equipment in the Gulf that WWA Group specializes in trading. The vessel sails on the Dubai / Karachi / Mumbai route. The route is heavily used by WWA Groups customers and is located along generally calm waters, thereby reducing maintenance requirements and extending the effective life of the vessel.

WWA Group is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Securities Act”) and as such files reports, proxy statements and other information with the Commission Filings can be viewed on the Internet at www.sec.gov.

WWA Group is quoted on the Over the Counter Bulletin Board under the symbol “WWAG.”

Wholly Owned and Operated Business Divisions

The Company possesses the exclusive right to distribute a diverse array of products, as follows:

Product	Distribution area	Beginning of distribution	Total units sold through December 31, 2008	Units sold in the year ended December 31 , 2008
Unic Cranes	UAE	May 2007	37	19
Atomix Boats	UAE	June 2007	7	3
Wing Houses	Middle East	November 2007	5	4

Unic Cranes

Unic Cranes are among the world’s most popular and highly regarded products within their market niche that have achieved a dominant market position in Japan and several other markets. Unic Cranes are compact, efficient, and easy to maneuver, characteristics ideally suited to the busy, confined, urban construction environments that are typical of the UAE

Atomix Boats

Atomix Boats include a range of eight designs from 4 to 10 meters including bow riders, cabin cruisers, sports cruisers, and fisherman. Other Atomix products include a selection of inflatable boats and trailers including boat trailers and general purpose trailers. Atomix Boats are hand-made in China, with quality assurance provided by a team of New Zealand boat builders that remain onsite both to train staff and monitor production. Atomix Boats are designed to achieve the critical balance between style, safety, comfort and performance. With an original and unmatched hull design and a proven high-tech construction, Atomix yachts bring together all the ingredients of comfort and ease of handling. All boats are equipped with Volvo or Mercruiser diesel and gasoline engines made outside of China. The boats are priced well below the competitors due to lower manufacturing costs.

Wing Houses

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

Competition

WWA Group

WWA Group competes with numerous auction and trading companies throughout the world, but the Gulf Region is its primary market. The used equipment auction market in the Gulf Region has only two significant participants: WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, reports over $2.7 billion dollars in gross auction sales from 90 locations throughout in North America and 18 other countries, and holds a dominant position in certain geographic locations. While RBA is still much larger and much better-financed, WWA Group has gradually increased its market share in Dubai to 64%, and has effectively outperformed RBA in terms of market share since 2004.

Intelspec competes with over 200 quarries selling similar material to a large buyer base in the Gulf. Many are much larger and better financed than Intelspec. There have been few barriers to entry in this business up until 2007, and prices have been kept very competitive by large buyers of material and local political factors. Construction project management had been a booming industry in the oil exporting nations of the Gulf Cooperation Council (GCC) region until the recent slowdown. There are still many major and minor projects in the pipeline, and many of them are in the size and type that Intelspec is targeting. Competition has become more intense among management companies bidding for these jobs.

WWA Group’s charter party competes with many other vessel owners and freight companies that operate ships and book cargo in the Gulf. Heavy sea freight volume to and from India and the Gulf has resulted in new and used vessels being put onto these routes by major players in the industry.

Unic Cranes

We compete with Tadano, Palfinger, Hiab, and other lesser known brands. The UAE Tadano dealer does not stock or service new and used truck cranes, but buyers can order new cranes through them. Unic cranes are slightly cheaper than Tadano, and we have the advantage of having units in stock and serviced. Unic has a 50% market share of all telescopic truck crane sales in Japan, and Tadano has the other 50%. Other track crane manufacturers build “knuckle boom” cranes, which are not as precise to operate as the Unic and Tadano models and not as popular. We estimate that we can capture up to 30% of the total market share of hydraulic truck cranes in the UAE

Atomix Boats

The market leader in the supply of leisure boats in the Gulf is the UAE-based Gulf Craft, which has built some 4,500 boats in twenty years of production and has a boat market share of 16 percent. Bayliner and Searay, members of the UK Brunswick Boat Group, have the largest share of the imported boat park with an estimated market share of 5 percent.

Italian based manufactures Azimut, Ferretti and Pershing and the UK’s Princess and Fairline are the most established brands in the region in the larger categories. There are numerous other competitors to Atomix in our range, but our research shows that our pricing and quality is very competitive. We are targeting a market share of 1% to 3% of all 25” to 30” motor powered boats sold in the UAE in the next decade.

Wing House

The Wing House mobile shelter faces no direct competition as a prefabricated expandable container-based mobile shelter system, though a variety of site-built shelter options provides indirect competition. Typical portable cabins used for temporary office in the region are much cheaper than the Wing Houses, but they (i) have a life span of less than half that of a Wing House, (ii) cannot be moved and re-used without virtually rebuilding the units, (iii) can only be trucked as 35 square meters of cabin space per truck (as opposed to Wing House 80 square meter per truck folded in), and (iv) have inferior wiring, lighting, bath fixtures, and insulation.

Marketability

We believe all of our products are marketable, based on WWA Group’s performance and our own proven ability to sell cranes, boats and temporary office cabins at acceptable gross margins.

Unic Cranes

The rapidly accelerating UAE construction market creates enormous potential demand for the Unic lifting products that the Company is now distributing. Much of the country’s developments are now in dense, crowded urban environments, and the compact, efficient Unic products are ideally suited to loading, unloading, and on-site handling of construction materials under these conditions, and to ongoing finishing and maintenance work. As the overall economy matures in the country and more in-fill land is developed, the trend is expected to move toward more use of light, efficient handling machinery rather than manual labor and large multi-purpose lifting equipment.

In Japan and Southeast Asian markets where development is dense, Unic has sold over 5,000 cranes over the last five years. Unic has sold over 1,500 cranes in Taiwan alone in the last 5 years. As the UAE becomes more developed and dense, we expect the market demand for Unic products to reach levels of established Southeast Asian countries.

Japanese industrial products are well received in the UAE, and Unic’s pricing and features compare favorably with competing products. Our extensive research and experience in the UAE gives us reason to believe that we can create a significant market share in the UAE for these products. More than 30 units were sold in the UA.E from March 2006 through April 2007, at an average gross margin of about 15%, or $4,500 per unit; we have continued selling at that gross margin. With our expanded network of customers in the UAE and our sales channels we expect to increase these sales figures to over 100 units per year by 2010.

Atomix Boats

In an article published in April 2007 in the Gulf News by Erwin Bamps, Executive Manager of local market leader Gulf Craft, Mr. Bamps stated that there are 13,000 boats in UAE at the moment and the market can expect another 10,000 to 30,000 pleasure boats once new marinas are built. He estimated that currently one out of 350 people owns a boat in the UAE, while in Australia & New Zealand one out of 10 people owns a boat.

As many as 30,000 to 50,000 boats are predicted to be moored in Dubai within the next five years according to projections by Dubai Maritime City (“DMC”). DMC said boat ownership levels in Dubai will increase 15 percent within the next year as a result of the increased availability of berthing space and better maritime facilities. DMC is making final preparations to complete the first phase of its marina berth project, and showcase its facilities as the main supply, service and refit centre for leisure boats and yachts in the region. A March 2008 news article quoted “Although much of the maritime infrastructure is still being developed, the sector is now growing by more than 10 per cent," said Amer Ali, chief executive of DMC. “[It is] a strong indication of the increasing confidence in the local market and Dubai's enormous potential in this industry. With more berths, better marine facilities, and more suppliers, we expect boat ownership to really take off in the near future, especially in the leisure boats and yachts categories," he said.

According to the Gulf Boating Market Report, a strong increase in marina leisure is projected for the UAE, Kuwait and Qatar. Around the Gulf, their estimate is one boat for every 423 residents. The report states that leisure fishing is one of the main drivers for boating in the Gulf, due to the traditional aspect of fishing and pearl-diving in the past. However, with the increasing number of overseas property purchasers in Dubai, imported boats from leading European and US builders are on the increase.

The annual Dubai International Boat Show is one of the top five most visited boat shows in the world, with than 25,000 visitors and 800 exhibitors reported for 2008. The Company was an exhibitor of Atomix boats at the show.

State owned Nakheel, the largest oceanfront property developer in the UAE, has signed a management agreement with Island Global Yachting to build and operate marinas in all their developments in the UAE Andrew Farkas, chief executive officer of Island Capital Group said, "We are excited about the expansion of our partnership with Nakheel, whose visionary projects and renowned developments have established Dubai as a new world-class destination for business and luxury tourism. Our partnership will pave the way for potentially more than 40,000 new marina berths, which will establish Dubai as a global yachting destination and facilitate the growth of the marina industry in the Middle East." This partnership will create an extraordinary opportunity for worldwide marina manufacturers, developers and service providers to contribute their expertise to and benefit from this unparalleled waterfront development in Dubai. Nakheel currently has $30 billion worth of projects under development, which will add 1,500 km (approximately 932 miles) of waterfront property to Dubai once they are completed. There are currently only 2,500 boat berths in Dubai. Industry leader Septech, which controls 75% of Dubai’s market for berth construction, has increased the production of its existing marine factory from 250 berths to 5,000 berths per year, and is targeting a capacity of 25,000 berths by year end 2009.

Local and international banks have been quick to realize the opportunity for growth in pleasure boat sales, offering a range of financing options for potential boat owners. UK-based HSBC requires a 30 percent down payment and a valid boat and life insurance. The National Bank of Abu Dhabi (NBAD) also offers two types of boat financing loans for any person who makes more than $5,000 per month in salary. The estimates from all sources range from 25,000 new marina berths in Dubai, to 40,000 berths coming on line in Nakheel projects alone. These estimates do not include the thousands of berths and waterfront housing units coming on line in Abu Dhabi, Umm al Quwain, and the increasingly popular Ras al Khaimah.

We believe that there is potential for sales of at least 40,000 boats in the under-10-meter, motor powered category in the next five years in the UAE While we have yet to determine the marketability of the Atomix product, our research indicates that we can sell the boats at a significant profit but at less than the average local market price for the category. We have sold our units at an average gross profit of 20%.

The Wing House Mobile Shelter System

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

WWA has no patents or trademarks, but holds various Internet domain names and auction licenses in Dubai and other locations. WWA has received protection for exclusive use of the name “WWA” and our logo in the UAE by the UAE Ministry of Economy.

Unic has several patents and trademarks on its brand name, certain model names and numbers, and certain technologies that are used in the manufacture of cranes. Atomix is pursuing protection for their brand names.

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

WWA Group has never sold equipment at auction or delivered equipment to countries or to agents of the respective governments of these countries which OFAC has identified as state sponsors of terrorism However, WWA Group has in the past sold equipment to private individuals or companies resident in Iran, Sudan or Syria who may have, on their own accord, exported such purchased equipment to their countries of residence.

Since May of 2007, in compliance with the OFAC “cease and desist” order, WWA Group has enforced a policy of prohibiting the sale of equipment to any persons or companies that register to bid using addresses in Iran, Sudan or Syria. In early 2008 the Office of Foreign Asset Control ("OFAC") of the U.S. Treasury requested that WWA Group’s attorney sign a Tolling Agreement on behalf of WWA Group that will serve to toll or stop the statute of limitations for approximately one year. This tolling agreement was extended in March 2009 for a period of four months. However, WWA Group is not aware that OFAC has made any allegations of wrongdoing.

WWA Group believes that it is in compliance in all material respects with all laws, rules, regulations and requirements that affect WWA Group’s business, including but not limited to, the “cease and desist” order delivered on April 27, 2007 by OFAC. Further, WWA Group believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

Employees

The Company has two employees, both of whom are officers. Our chief executive officer spends approximately 20 hours per week on our business. Our vice president, from whom we acquired the Unic and Atomix distribution rights prior to his appointment, has experience with our products and is acting as full time operations manager. We use sales consultants, brokers, attorneys, and accountants as necessary to assist in the development of our business and do intend to engage full-time employees in the near future.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our operations, business, financial condition and/or operating results as well as the future trading price and/or the value of our securities.

Risks Related to the Company’s Business

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, IT MAY NOT BE ABLE TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2008, the Company had a working capital deficit of $9,733. Until the point at which cash flow from operations consistently covers expenditures we will have to obtain additional working capital from debt or equity placements to effectively continue our operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital to cover any short fall in cash flow, such condition would cause us to reduce expenditures which could have a material adverse effect on our business.

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

We incur significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse Affect on SHAREHOLDER PERCEPTION.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our shareholders could lose confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse affect on shareholder perception.

the Company does not pay dividends.

The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We currently maintain our offices at 600 E. Baseline Rd., Suite B3, Tempe, Arizona, 85283 which we share on an informal basis with WWA Group. The office space is comprised of 1,500 square feet for which WWA Group pays $300 on a month to month basis.

The Company has also entered into a sublease with Fastcraft Marine FZE to occupy 50% of a 2,000 square meter shop and warehouse in Ras al Khaimah port, UAE, which will serve as our service and logistics center. We have agreed to pay rent of $40,000 per year for a 5-year term for use of this building space and quayside space.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to material pending legal proceedings. To the best of our knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against us.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders, through the solicitation of proxies or otherwise, during the fourth quarter ended December 31, 2008.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this filing, there is no public market for our securities. The Company has future plans to file for trading on the OTC Bulletin Board which is sponsored by the Financial Industry Regulatory Authority (the “FINRA”). However, there can be no assurance that the Company will ever be accepted for trading by the FINRA. As there is currently no public trading of our securities, there is no high or low bid pricing to report.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of March 27, 2009 there were 1,632 shareholders of record holding a total of 24,156,078 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of March 27, 2009 there were 2,280 shares of Series 1 preferred issued and outstanding of the 25,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.001 per share. The preferred shares are convertible into 400 shares of the Company’s common stock,, bear interest at 9% per annum, and have no redemption provision. The Company’s preferred shares may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of March 27, 2009 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of March 27, 2009 the Company had no outstanding stock options to purchase shares of our common stock

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

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On December 21, 2008 the Company’s board of directors approved the issuance of 1,084,243 shares of common stock to one offeree pursuant to the exemption provided by Regulation S of the Securities Act, for notes payable totaling $173,478, or $0.16 per share.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is six months.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the common shares were authorized was a non-U.S. offeree with an address in a foreign country.

On December 21, 2008 the Company’s board of directors approved the issuance of 1,280 Series 1 preferred shares to one offeree pursuant to the exemption provided by Regulation S of the Securities Act, for cash consideration of $128,000, or $100 per share.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering the shares only to an offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the shares were authorized was a non-U.S. offeree with an address in a foreign country.

ITEM 6.     SELECTED FINANCIAL DATA

Not required.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this current report. Our fiscal year end is December 31.

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

Atomix Boats

We will continue to formalize relationships with real estate agents involved in selling marina and waterfront property throughout the UAE in lieu of building an in-house retail sales team. These agents work on commission to sell boats along-side their housing units. We are also planning to work in a joint venture with Emirates Boat Share Ltd. to co-market Atomix Boats.

Wing House Mobile Shelters

We are displaying and using Wing House office units at the WWA Group auction yard, and actively marketing the unit to the thousands of visitors to our yard each year. We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur future sales efforts.

Related Operations

The Company has also entered into a sublease with Fastcraft Marine FZE to occupy 50% of a 2,000 square meter shop and warehouse in Ras al Khaimah port, UAE, which will serve as our service and logistics center for our Atomix Boats and Unic Cranes businesses. We have agreed to pay rent of $40,000 per year for a 5-year term for use of this building space and quayside space. We have also engaged Fastcraft Marine FZE to service, warranty, manage and deliver all Atomix Boats and Unic Cranes we import to the UAE By contracting a well established company in a shared facility, and passing the costs onto the buyers, we believe we can avoid growing our own overhead and salary costs long into the future.

Results of Operations

During the year ended December 31, 2008 and that period since commencing the distribution of our products, the Company sold several units of each of the crane, boat and mobile shelter product lines to a total of 10 customers.

Revenue

Revenue for the year ended December 31, 2008 was $693,715 as compared to $815,743 for the year ended December 31, 2007, a decrease of 15%. The decrease in revenue over the comparative periods can be primarily attributed to the decrease in sales of new Unic Cranes and Atomix Boats. We expect that revenue will increase in future periods as we trend towards the sale of used Unic Cranes and focus on the sale of Wing House mobile shelters.

Gross Profit

Gross profit for the year ended December 31, 2008 was $210,413 as compared to $133,251 for the year ended December 31, 2007. Gross profit is the difference between the gross sale prices of our products and the total direct costs of purchasing them and selling them. The gross margin for the current period was 30% of revenue as compared to 16% for the previous period. We expect that our gross profit will increase in future periods as we generate higher sales volumes and the resulting economies of scale for our respective products.

Operating Expenses

Operation expenses for the year ended December 31, 2008 were $423,486 as compared $355,983 for the year ended December 31, 2007, an increase of 19%.The increase in expenses over the comparative period can be primarily attributed to the addition of salaries, rent, and marketing costs that were not incurred prior to commencing sales of our products. The Company expects that general and administrative expenses will increase over the near term in relation to efforts to build each of our businesses.

Depreciation and amortization expenses for the year ended December 31, 2008 and 2007 were $42,271 and $35,323 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets as we expand our distribution and sales activities.

Other Income/Expense

Other income for the year ended December 31, 2008 was $97,342 as compared to $567,332 for the year ended December 31, 2007. The decrease in other income in the current period can be attributed our equity investment in WWA Group. We expect income related to the business operations of WWA Group will increase and over future periods as WWA Group implements its business strategy to (i) increase cash flow from operations to generate net income to reduce payables, (ii) expand operations to new auction sites, and (iii) acquire or develop other related businesses in the UAE and internationally.

Net Income/Loss

Net loss for the year ended December 31, 2008 was $130,656 as compared to net income of $364,817 for the year ended December 31, 2007. The transition to net loss over the comparative periods can be primarily attributed to increases in general, selling and administrative expenses and a decrease in income from our equity investment. We expect to transition back to net income over the next twelve months as we realize an income from our equity investment and focus our marketing approach on the sale of Wing House mobile shelters while expanding our business to include the sale of used Unic Cranes.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the year ended December 31, 2008.

Income Tax Expense (Benefit)

The Company has an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years and that it has offset any inflationary increases by improving operating efficiencies. However, inflation has had a negative impact on the net income of WWA Group over the past 24 months which impact has affected the performance of our equity investment. Further, as we add additional sales and administrative staff in the UAE and other countries with high inflation, management will re-evaluate the impact of inflation on our business and operations.

Liquidity and Capital Resources

At December 31, 2008, the Company had a working capital deficit of $9,733. Our current assets totaled $103,845, which included cash of $26,940 and accounts receivable of $66,065. Our total assets were $3,515,103 consisting primarily of our equity investment in WWA Group of $3,170,950. At December 31, 2008 our current and total liabilities were $113,578.

Cash flow used in operating activities for the year ended December 31, 2008 was $136,591 as compared to $342,500 for the year ended December 31, 2007. The decrease in cash flow used in operating activities in the current period can be primarily attributed to the utilization of inventory that was purchased in the prior period. We expect to realize cash flow from operating activities in future periods.

Cash flow used in investing activities for the year ended December 31, 2008 was $0 as compared to $152,393 for the year ended December 31, 2007. We expect to use cash flow in investing activities in future periods as we purchase used equipment for resale.

Cash flow provided by financing activities for the year ended December 31, 2008 was $131,084 as compared to $526,795 for the year ended December 31, 2007. Cash flow provided by financing activities in the current period can be attributed to the issuance of stock for cash as well as cash received against a note receivable offset by cash paid on a note payable.

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a current face market value of over $2.3 million. We could sell a portion of these shares, subject to the limitations imposed by Rule 144, as a source of operating funds.

The Company has reached an agreement to secure up to $500,000 from an investor in exchange for shares of Series 1 preferred stock secured by 500,000 shares of our WWA Group common stock. The Series 1 preferred shares are convertible into 400 shares of Company common stock, bear interest at 9% per annum, and have no redemption provision. The investor has subscribed to 2,280 Series 1 preferred shares in exchange for $228,000 as of the date of this report. We have the option of selling another $272,000 worth of preferred stock to the same investor on the same terms and conditions. We have yet to exercise this option.

While we were able to generate sufficient cash flow from operations to cover certain of our expenditures during the twelve months 2008, we can offer no assurance that we can maintain such ability. Until the point at which cash flow from operations consistently covers expenditures, we will have to obtain additional working capital from debt or equity placements, or sales of our marketable securities, to effectively continue our operations. Although we have a commitment for the provision of up to $272,000 in additional working capital, this commitment may prove to be insufficient. Our inability to cover short falls in cash flow would cause us to reduce expenditures which could have a material adverse effect on our business.

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

Off Balance Sheet Arrangements

As of December 31, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2008 included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2008 and 2007 are attached hereto as F-1 through F-14.

ASIA8, INC. AND SUBSIDIARIES
Years Ended December 31, 2008 and 2007

INDEX

                                                                                                              Page

Report of Independent Registered Public Accounting Firm     F-2

Consolidated Balance Sheets                                                F-3

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

MOORE & ASSOCIATES, CHARTERED

ACCOUNTANTS AND ADVISORS

          PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Asia8, Inc.

We have audited the accompanying consolidated balance sheets of Asia8, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia8, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada

March 31, 2009

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

ASIA8, Inc.
Consolidated Balance Sheets
	December 31,
	2008 (USD)	2007 (USD)
ASSETS

CURRENT ASSETS

Cash	$ 26,940	$ 32,447
Accounts receivable	66,065	207,518
Inventory	-	233,183
Other current assets	10,840	10,840
Total Current Assets	103,845	483,988

FIXED ASSETS, Net	16,308	58,580

OTHER ASSETS

Investments	3,170,950	3,073,608
Note receivable, related party	-	900,000
Other non-current assets	224,000	234,000
Total Other Assets	3,394,950	4,207,608

TOTAL ASSETS	$ 3,515,103	$ 4,750,176

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 113,578	$ 449,079
Notes payable - related party	-	1,070,395
Total Current Liabilities	113,578	1,519,474

TOTAL LIABILITIES	113,578	1,519,474

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized; $0.001 par value;
2,280 and 1,000 shares issued and outstanding, respectively	2	1
Common stock: 100,000,000 shares authorized; $0.001 par value;
24,156,078 and 23,071,835 shares issued and outstanding,
respectively	24,156	23,072
Additional paid-in capital	3,580,620	3,208,227
Accumulated deficit	(203,253)	(72,598)

Total Stockholders' Equity	3,401,525	3,158,702

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 3,515,103	$ 4,678,176

The accompanying notes are an integral part of these consolidated financial statements.

ASIA8, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2008	2007

REVENUES	$693,715	$815,743

COST OF GOODS SOLD	483,302	682,492

GROSS PROFIT	210,413	133,251

OPERATING EXPENSES

Depreciation and amortization	42,271	35,323
General and administrative	381,215	320,660

Total Operating Expenses	423,486	355,983

LOSS FROM OPERATIONS	(213,074)	(222,732)

OTHER INCOME (EXPENSES)

Other income	76	20,217
Preferred stock dividend	(15,000)	-
Income from equity investment	97,342	567,332

Total Other Income (Expenses)	82,418	587,549

NET INCOME (LOSS)	$(130,656)	$364,817

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.02

FULLY DILUTED INCOME (LOSS) PER SHARE	(0.01)	0.02

BASIC WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	23,104,422	21,478,929

FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	23,104,422	21,878,929

The accompanying notes are an integral part of these consolidated financial statements.

Statements of Stockholders' Equity

					Additional	Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital		Equity

Balance, December 31, 2006	-	$-	20,947,585	$20,948	$2,877,552	$(437,415)	2,461,085

Common stock issued for cash at $0.08
per share	-	-	435,000	435	34,365	-	34,800
Common stock issued for cash at $0.125
per share	-	-	8,000	8	992	-	1,000
Common stock issued for cash at $0.16
per share	-	-	1,681,250	1,681	267,319	-	269,000
Preferred stock issued for cash at
$100.00 per share	1,000	1	-	-	99,999	-	100,000
Net income for the year ended
December 31, 2007	-	-	-	-	-	364,817	364,817

Balance, December 31, 2007	1,000	1	23,071,835	23,072	3,280,227	(72,598)	3,230,702

Common stock issued for debt at $0.16
per share	-	-	1,084,243	1,084	172,394	-	173,478
Preferred stock issued for debt at
$100.00 per share	1,280	1	-	-	127,999	-	128,000
Net loss for the year ended
December 31, 2008	-	-	-	-	-	(130,656)	(130,656)

Balance, December 31, 2008	2,280	$2	24,156,078	$24,156	$3,580,620	$(203,253)	3,401,525

The accompanying notes are an integral part of these consolidated financial statements.

ASIA8, Inc.
Statements of Cash Flows
	For the Years Ended
	December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$(130,656)	$364,817
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	42,271	35,323
Gain on equity investments	(97,342)	(567,332)
Changes in operating assets and liabilities:
Decrease in Accounts receivable	141,453	(106,018)
Increase in Other current assets	-	(10,840)
Decrease in Inventory	233,183	(233,183)
Decrease in Other non-current assets	10,000	(5,640)
Decrease in Accounts payable
and accrued expenses	(335,501)	180,373
Net Cash Used in Operating Activities	(136,591)	(342,500)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of other investments	-	(60,020)
Purchase of fixed assets	-	(92,373)
Net Cash Used in Investing Activities	-	(152,393)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on note receivable	900,000	-
Cash paid on notes payables	(896,916)	-
Increase in notes payables	-	121,995
Common and preferred stock issued for cash	128,000	404,800
Net Cash Provided by Financing Activities	131,084	526,795

NET INCREASE (DECREASE) IN CASH	(5,507)	31,902

CASH AT BEGINNING OF PERIOD	32,447	545

CASH AT END OF PERIOD	$26,940	$32,447

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
COMMON STOCK ISSUED FOR DEBT	$173,478	$-

The accompanying notes are an integral part of these consolidated financial statements.

ASIA8, INC.
Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (formerly Asia4sale.com, Inc.), a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as “H&L Investments, Inc.” The name of the corporation was changed to “Asia4sale.com, Inc.” on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

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

On April 20, 2007, the Company held a special meeting of shareholders to amend its articles of incorporation to change the name to “Asia8, Inc.”, to amend its articles of incorporation to create a preferred class of shares of 25,000,000 shares par value $0.001, and to authorize the board of directors to effect a one share for two shares reverse split of its common stock effective April 27, 2007.

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
Notes to the Financial Statements

 NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.

For the Year Ended December 31, 2008
Income	Shares	Per-Share
(Numerator)	(Denominator)	Amount
$(130,656)	23,104,422	$(0.01)
For the Year Ended December 31, 2007
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$ 364,817	21,478,929	$ 0.02

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. As of December 31, 2007, the 1,000 shares of preferred stock are convertible to 400,000 shares of common stock and are considered to common stock equivalents.

c. Provision for Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2008 and 2007:

Deferred tax assets	2008	2007
NOL Carryover	$582,392	$759,436
Valuation allowance	(582,392)	(759,436)
Net deferred tax asset	$-	$-

ASIA8, INC.
Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2008 and 2007 due to the following:

	2008		2007
Book income (loss)	$(50,956)		$142,279
Income from equity investment	(37,963)		(221,259)
Valuation allowance	88,919		78,980
	$-	$

At December 31, 2008, the Company had net operating loss carry forwards of approximately $1,493,314 that may be offset against future taxable income through the year 2028. No tax benefit has been reported in the December 31, 2008 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

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

e. Fair Value of Financial Instruments

As at December 31, 2008, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

 f. Newly Issued Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on our consolidated financial statements.

ASIA8, INC.
Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Newly Issued Accounting Pronouncements (Continued)

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

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

ASIA8, INC.
Notes to the Financial Statements

December 31, 2008 and 2007

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

g. Concentration of Risk

      The Company does not rely on any one or a few major customers for its sales revenues.

h. Revenue Recognition

Revenues consist of revenues earned in the Company’s capacity as seller of certain products by direct and brokered sale. All revenue is recognized when the sale is complete and the Company has determined that the proceeds are collectible.

All costs of goods sold are accounted for under Costs of Goods Sold.

i. Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

ASIA8, INC.
Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Fixed Assets

Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

Computer equipment	$ 16,991
Furniture and fixtures	38,258
Other	5,970
Vehicle	44,500
Accumulated depreciation	(89,411)

Net	$ 16,308

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

On May 1, 2007, the Company entered into an agreement to acquire the rights to the exclusive distributorship agreement for Atomix Boats in the U.A.E., manufactured in China by the Atomix Boats Co. Ltd. Zhejiang, in exchange for 600,000 shares of the Company’s common stock

During the year ended December 31, 2008, the Company issued 1,084,243 shares of common stock by converting notes payables into equity at $0.16 per share. In addition, the Company issued 1,280 shares of preferred stock at $100 per share.

ASIA8, INC.
Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 3 - SIGNIFICANT EVENTS (Continued)

On April 27, 2007 the Company elected to reverse-split its common stock on a one-for-two-share basis. All references to common stock within these financial statements have been retroactively restated to reflect this reverse stock-split.

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group, Inc. in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group, Inc. At December 31, 2008, the Company owned 32% of the issued and outstanding WWA Group, Inc. common stock.

Condensed financial information of WWA:

	December 31,
	2008	2007

Cash	$ 7,476,689	$ 5,283,399
Receivables	13,823,321	3,209,792
Other current assets	11,818,842	7,101,236
Fixed assets	5,562,050	5,407,063
Other assets	1,545,619	1,799,955

Total Assets	$ 40,226,521	$ 22,801,445

Auction payables	$ 21,014,096	$ 7,941,866
Other current liabilities	10,079,808	6,017,013
Long-term debt	342,909	1,995,327
Common stock	22,592	18,432
Additional paid-in capital	4,449,080	2,812,045
Retained earnings	4,318,036	4,016,762

Total Liabilities and Stockholders' Equity	$ 40,226,521	$ 22,801,445

ASIA8, INC.
Notes to the Financial Statements

December 31, 2008 and 2007

NOTE 4- EQUITY INVESTMENT (CONTINUED)

 Condensed financial information of WWA:

	For the Years Ended December 31,
	2008	2007

Net revenues	$ 29,375,917	$ 26,841,630
Direct costs	22,609,176	19,246,292
Operating expenses	5,526,883	5,901,530
Other income (expense)	(938,583)	(363,835)
Income taxes	-	-

Net Income	$ 301,275	$ 1,329,973

NOTE 5- EQUITY TRANSACTIONS

In 2008, the Company issued 1,084,243 shares of common stock by converting notes payables into equity at $0.16 per share. In 2007, the Company issued 2,124,250 shares of common stock for cash at prices ranging from $0.08 to $0.16 per share for a total value of $304,800.

During the year ended December 31, 2008 the Company issued 1,280 shares of preferred stock for cash at $100 per share. During the year ended December 31, 2007, the Company issued 1,000 shares of common stock at $100 per share. The each share of preferred stock is convertible to 400 shares of common stock. The Series 1 preferred shares have a coupon rate of 9% interest per annum, with no redemption provision.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES (ITEM 9A (T))

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

9B.           OTHER INFORMATION

None.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Appointed	Positions and Offices
Eric Montandon	44	2000	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director
Alfredo “Alex” Cruz	50	2006	Secretary and Director
Peter Prescott	40	2008	Director

Eric Montandon has served as director since April 2000, and served as chief executive officer and chief financial officer since May 2000.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor's Degree in Business Finance. After graduation he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona from 1988 until 1992. He was subsequently involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines in 1994. Mr. Montandon operated this company as its chief executive office until the middle of 2000. He also currently serves as an officer and director of WWA Group and Net Telecommunications, Inc.

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

Peter Prescott has served as director since June of 2008

Mr. Prescott obtained his qualification as an electrician from the Electrical Workers Registration Board on completing his studies at Hawkes Bay College in 1993. Mr. Prescott has acted as the vice-president of operations for the Company in the United Arab Emirates since March of 2007 and as a business development manager for WWA Group since March of 2001. Prior to joining WWA Group, Mr. Prescott was employed by Glotel, a British based telecommunications provider (1998-2001) as a senior consultant and by Ericson Telecom in New Zealand (1994-1997) as a corporate solutions manager.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons or entities which, during the period ended December 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Adderley Davis & Associates, Ltd failed to file a Form 3 or Form 5 despite holding in excess of 10% of the Company’s common shares;

•	Eric Montandon failed to file a Form 3 or Form 5 despite being our executive officer and a director of the Company;

•	Alfredo Cruz failed to file a Form 3 or Form 5 despite being a director of the Company; and

•	Peter Prescott failed to file a Form 3 or Form 5 despite being a director of the Company.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has attached a copy of its Code of Ethics by reference as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Board of Directors Committees

The board of directors has not yet established an audit committee or a compensation committee or nominating committee.

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

The board of directors has not established an audit committee, compensation committee or nominating committee since it believes that the board of directors, consisting of only three individuals, can efficiently and effectively fulfill these functions.

Director Compensation

Directors receive no compensation for their services as directors. We do not anticipate adopting a provision for compensating directors in the foreseeable future.

ITEM 11     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Since the Company is in the development stage, no salary is paid to retain the services of our executive officer. Should that determination change, the amount we deem appropriate to compensate our executive officer will be determined in accordance with market forces though we have no specific formula to determine compensatory amounts at this time. While we have deemed that our current lack of a compensatory program and the decisions regarding compensation are appropriately suited for our current objectives, we may adopt a compensation program in the future to include a salary for our executive officer and any additional future executive employees, which compensation may include options and other compensatory elements.

Our executive officer is compensated by WWA Group for his services provided to WWA Group.

Table

The following table provides summary information for 2008, 2007 and 2006 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Executive Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO, CFO, PAO, and director	2008 20072006	- - -	- - -	- - -	- - -	- - -	- - -	- - -	- - -

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation” or “Post Employment Payments” to report.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 24,156,078 shares of common stock issued and outstanding as of March 27, 2009 with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common	Eric Montandon Chief Executive Officer, Chief Financial Officer , Principal Accounting Officer, and Director 600 E. Baseline Rd., Suite B3, Tempe Arizona, 85283	210,316	0.87%
Common	Alfredo Alex S. Cruz III Director and Secretary 600 E. Baseline Rd., Suite B3, Tempe Arizona, 85283	135,934	0.56%
Common	Peter Prescott Director P.O. Box 73268, Dubai, UAE	1,000,000	4.14%
Common	Terrano Investments, Ltd. 12th Floor, 152 Queens Road Central Hong Kong	2,083,334	8.62%
Common	Adderley Davis & Associates, Ltd. Suite Z12, P.O. Box 8497, SAIF Zone, Sharjah,United Arab Emirates	4,427,335	18.33%
Common	All executive officers and directors as a group (3)	1,346,250	5.57%

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except consulting fees as follow:

•	Compensation of $65,000 was paid to Peter Prescott, a director and our vice president, for his services as vice president in each of 2008 and 2007.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider each of Alfredo “Alex” Cruz to be an independent director.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Moore & Associates for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services
	2008	2007
Audit fees	$ 9,000	$ 1,500
Audit-related fees	$11,000	$4,750
Tax fees	$0	$0
All other fees.	$0	$0
Total fees paid or accrued to our principal accountants	$ 20,000	$ 6,250

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Moore & Associates in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by Moore & Associates, as detailed above, were pre-approved by our board of directors.

Moore & Associates performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-15, and are included as part of this Form 10-K:

     Financial Statements of the Company for the years ended December 31, 2008 and 2007:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Statements of Income
Statements of Stockholders’ Equity
Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 34 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer , Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2009
/s/ Alfredo “Alex” Cruz Alfredo “Alex” Cruz Director	March 31, 2009
/s/ Peter Prescott Peter Prescott Director	March 31, 2009

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

21     Subsidiaries of the Company (attached).

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