Form 10-Q
period 2009-03-31
ASIA8, INC.
filed 2009-05-20
CIK 1096298

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2009.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-27735

ASIA8, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (I.R.S. Employer Identification No.)

600 East Baseline Rd., Suite B3, Tempe, Arizona 85283

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

At May 20, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 24,156,078.

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

ASIA8, INC.
Condensed Consolidated Balance Sheets
	Unaudited	Audited
ASSETS	March 31, 2009	December 31, 2008

CURRENT ASSETS
Cash	$ 2,148	$ 26,940
Accounts receivable	38,780	66,065
Other current assets	10,840	10,840
Total Current Assets	51,768	103,845

EQUIPMENT, Net	14,028	16,308
OTHER ASSETS
Investments	3,007,158	3,170,950
Other non-current assets	224,000	224,000
Total Other Assets	3,231,158	3,394,950

TOTAL ASSETS	$ 3,296,954	$ 3,515,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 99,067	$ 113,578
Notes payable - related party	12,778	-
Total Current Liabilities	111,845	113,578

TOTAL LIABILITIES	111,845	113,578
STOCKHOLDERS' EQUITY
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 shares issued and outstanding	2	2
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,156,078 shares issued
and outstanding	24,156	24,156
Additional paid-in capital	3,580,620	3,580,620
Accumulated deficit	(419,669)	(203,253)
Total Stockholders' Equity	3,185,109	3,401,525

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 3,296,954	$ 3,515,103

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Condensed Consolidated Statements of Operations
	For the three months ended March 31
	2009	2008

REVENUES	$ -	$ 232,956

Cost of goods sold	$ -	45,354

GROSS PROFIT	$ -	187,602

General and administrative	45,215	83,512
Depreciation	2,281	2,443

Total Expenses	47,496	85,955

OTHER INCOME (EXPENSES)
Interest Income	1	11
Preferred stock dividend	(5,130)	-
Income (loss) from equity investments	(163,791)	14,946

Total Other Income (Expenses)	(168,920)	14,957

NET INCOME (LOSS)	$ (216,417)	$ 116,604

BASIC INCOME (LOSS) PER SHARE	$ (0.01)	$ 0.01
FULLY DILUTED INCOME(LOSS) PER SHARE	$ (0.01)	$ 0.01
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,156,078	21,478,929
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,156,078	21,478,929

The accompanying notes are an integral part of these financial statements

ASIA8, INC. Condensed Consolidated Statements of Cash Flows
	For the three months ended March 31
	2009	2008

OPERATING ACTIVITIES

Net income (loss)	$ (216,417)	$ 116,604

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation expense	2,281	2,443
Income (loss) on equity investment	163,791	(14,946)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	27,285	30,363
(Increase) decrease in inventory	-	41,167
(Increase) decrease in other current assets	-	(8,723)
Increase (decrease) in accounts payable and accrued expenses	(14,511)	(250,233)

Net Cash Used in Operating Activities	(37,570)	(83,325)

INVESTING ACTIVITIES	-	-

FINIANCING ACTIVITIES

Increase in notes payable	12,778	-
Repayment of payable	-	(845,000)
Proceeds from note receivable	-	900,000

Net Cash Provided by Financing Activities	12,778	55,000

NET INCREASE (DECREASE) IN CASH	(24,792)	(28,325)

CASH AT BEGINNING OF PERIOD	26,940	32,447

CASH AT END OF PERIOD	$ 2,148	$ 4,122

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Condensed Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (the “Company”) (formerly Asia4sale.com, Inc.), a Nevada corporation, was incorporated in September of 1996 as H&L Investments, Inc.

The name of the Company was changed to Asia4sale.com, Inc., on December 29, 1999 on acquiring Asia4Sale.com, Ltd., a Hong Kong registered software development company. The Company attempted unsuccessfully to introduce its software products to market in 2000 and determined to abandon the business. Asia4Sale.com, Ltd. was sold in January of 2005.

The Company paid $970,000 in June of 2000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby WWA Group stock was issued to owners of World Wide Auctioneers, Inc. in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA Group.

The name of the Company was changed to Asia8, Inc. on April 25, 2007 as focus expanded to include the distribution of products of Asian origin on an international basis.

The Company maintains a minority interest in WWA Group and is involved in the distribution of a variety of products in the Persian Gulf Region from offices located in Dubai, United Arab Emirates.

ASIA8, INC.
Condensed Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.
Basic Income Per Share

For the Three Months Ended March 31, 2009

                                                                                                                          Income                  Shares             Per-Share
                                                                                                                      (Numerator)       (Denominator)         Amount

                                                                                                                      $ (216,417)           24,156,078             $ (0.01)

For the Three Months Ended March 31, 2008

                                                                                                                           Income                 Shares             Per Share
                                                                                                                        (Numerator)    (Denominator)          Amount

                                                                                                                       $ 116,604              21,478,929            $ 0.01

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

ASIA8, INC.
Condensed Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTD)

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

ASIA8, INC.
Condensed Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 3 - SIGNIFICANT EVENTS

In November 2007, we were granted the exclusive right to distribute the Renhe Mobile House products, re-branded by the Company as “Wing House” mobile shelter systems, in the Middle East region. The Company paid no considerations for this agreement but did purchase one test unit to display in the UAE market.

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group, Inc. in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group, Inc. At March 31, 2009, the Company owned 32% of the issued and outstanding WWA Group, Inc. common stock.

Condensed financial information of WWA Group:

	As at March 31, 2009	As at December 31, 2008
Cash	$ 2,859,494	$ 7,476,689
Inventories	5,319,368	13,823,321
Other current assets	10,219,212	11,818,842
Fixed assets	6,537,857	5,562,050
Investments	1,547,526	1,545,619
Total Assets	457	521

Current liabilities	$ 18,029,023	$ 31,093,904
Long-term debt	171,664	342,909
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	3,811,098	4,318,036

Total Liabilities and Stockholders' Equity	457	521
	For the three months ended March 31
	2009	2008
Net revenues	$ 6,300,327	$ 5,271,848
Direct costs	(5,269,841)	(3,851,459)
Operating expenses	(1,413,740)	(1,240,231)
Other income (expense)	(123,683)	(142,492)
Net Income (Loss)	(506,937)	$ 37,666

ASIA8, INC.
Condensed Notes to the Consolidated Financial Statements

March 31, 2009

NOTE 5 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the Note 1 through Note 4, above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year-ended December 31, 2008. Therefore, those footnotes are included herein by reference.

NOTE 6 – USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles in United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on our period ended March 31, 2009.

Discussion and Analysis

General

The Company holds 7,291,516 shares of the common stock of WWA Group, Inc. (“WWA Group”), which is equal to approximately 32% of WWA Group’s issued and outstanding shares. WWA Group, through its wholly owned subsidiary, is a diversified auction and trading company focused on heavy equipment sales and shipping. WWA Group’s operations are focused on the high-growth, underserved region of the Middle East that is transforming into a luxury tourism and international economic center. Since its inception in 2001, WWA Group’s subsidiary has auctioned approximately $1 billion worth of vehicles and equipment. WWA Group also manages unreserved auctions in Australia through a joint venture partner.

On October 10, 2008, WWA Group sold its interest in Power Track FZE (“Power Track”), a company involved in the management of a limestone removal project in Ras Al Khaimah, United Arab Emirates to Intelspec International, Inc. (“Intelspec”) in exchange for a minority interest. Intelspec is focused on the management of specialized projects and subcontracts in the $1 million to $10 million range and recently announced its intention to register WWA Group’s 32% equity interest on Form S-1 with the Commission as part of the process to become a publicly trading company.

The Company also has the exclusive right to distribute a diverse array of products, as follows:

Product	Distribution area	Beginning of distribution	Total units sold through December 31, 2008	Units sold in three months ended March 31, 2009
Unic Cranes	UAE	May 31, 2007	37	0
Atomix Boats	UAE	June 30, 2007	7	0
Wing Houses	Middle East	November 30, 2007	5	0

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

Business Strategy

The Company’s current focus is to work together with WWA Group to increase the value of our investment and to leverage that relationship to develop the distribution of Unic Cranes, Atomix boats, and Wing House mobile shelter systems. We anticipate that we will require additional capital to market these businesses and recognize that the recent economic downturn in the global economy has decreased demand for our products that depend on optimism in the construction and leisure sectors.

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

Unic Cranes

Since many prospective buyers of Unic Cranes are WWA Group customers we spend little on advertising, sales staff, or administrative matters. Due to the economic malaise in the construction sector our current focus is to sell our remaining inventory of Unic Cranes as we evaluate whether to increase our investment in Unic Cranes to service a broader market of buyers in a dwindling market.

Atomix Boats

We will continue to seek out relationships with real estate agents involved in selling marina and waterfront property throughout the U.A.E. who will work on a commission basis to sell our boats alongside their housing units. The downturn in the global economy has had a major affect on the demand for leisure craft so we do not intend to invest additional effort into this business at this time.

Wing House Mobile Shelters

We are displaying and using Wing House office units at the WWA Group auction yard, and actively marketing the unit to the thousands of visitors to our yard each year. We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales efforts though demand for this type of housing has receded.

Results of Operations

During the three month period ending March 31, 2009 the Company failed to realize revenues from the sale of its products which failure resulted in net losses for the period. Despite this reversal from net income in the prior period the Company remains optimistic that a recovery in the global economy will generate sales of our products in future periods that will enable us to expand the respective businesses. Otherwise, the Company may decide to cease efforts in respect to certain product lines and seek to sell or terminate existing distribution arrangements.

Revenue

Revenue for the three month period ended March 31, 2009 was $0 as compared to $232,956 for the three month period ended March 31, 2008. The decrease in revenue over the comparative periods can be attributed to the global recession which has impacted the demand for the products for which we act as a distributor. We expect revenue in future periods with a return to normalization in the global markets.

Gross Profit

Gross profit for the three month period ended March 31, 2009 was $0 as compared to $187,602 for the three month period ended March 31, 2008. Gross profit is the difference between the gross sale prices of our products and the total direct costs of purchasing them and selling them. We expect that gross profits will return in future periods commensurate with our recognition of revenue.

Expenses

Expenses for the three month period ended March 31, 2009 were $47,496 as compared $101,647 for the three month period ended March 31, 2008, a decrease of 53%. The decrease in expenses over the comparative periods can be attributed to a reduction of marketing efforts in the more recent period. The Company expects that expenses will increase in future periods as we increase marketing efforts.

Depreciation and amortization expenses for the three month periods ended March 31, 2009 and 2008 were $2,281 and $2,443 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities.

Other Income/Loss

Other loss for the three month period ended March 31, 2009 was $168,920 as compared to other income of $14,957 for the three month period ended March 31, 2008. Other loss in the current period can be attributed to the loss on equity investments tied to our interest in WWA Group. We expect that other loss related to the business operations of WWA Group will return to other income in future periods as WWA Group continues to outperform historical results.

Net Income/Losses

Net loss for the three month period ended March 31, 2009 was $216,417 as compared to net income of $116,604 for the three month period ended March 31, 2008. The realization of a net loss in the current period can be attributed to a lack of revenue and losses tied to our equity investment in WWA Group. We expect to realize net income from operations and gains on our equity investment in future periods.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period from March 31, 2009.

Income Tax Expense (Benefit)

The Company may have an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years and that it has offset any inflationary increases by improving operating efficiencies. However, inflation has had a negative impact on the net income of WWA Group over the past 24 months which impact has affected the performance of our equity investment.

Liquidity and Capital Resources

At March 31, 2009, the Company had a working capital deficit of $60,077. Our current assets totaled $51,768, which included cash of $2,148 and accounts receivable of $38,780. Our total assets were $3,296,954 consisting primarily of our equity investment in WWA Group of $3,007,158. At March 31, 2009 our current and total liabilities were $111,845.

.

Cash flow used in operating activities for the three months period ended March 31, 2009 was $37,570 as compared to $88,325 for the three months period ended March 31, 2008. The decrease in cash flow used in operating activities in the current period can be primarily attributed to a decrease in accounts payable. We expect to realize cash flow from operating activities in future periods.

Cash flow used in investing activities for the three months period ended March 31, 2009 was $0 as compared to $0 for the three months period ended March 31, 2008. We expect to use cash flow in investing activities in future periods as expand our respective businesses.

Cash flow provided by financing activities for the three months period ended March 31, 2009 was $12,778 as compared to $55,000 for the three months period ended March 31, 2008. Cash flow provided by financing activities in the current period can be attributed to an increase in notes payable.

While we were able to generate sufficient cash flow from operations to cover certain of our expenditures during the twelve months of 2008, lack of revenue in the current three month period gives us no assurance that we can maintain operations going forward. Until the point at which cash flow from operations consistently covers expenditures, we will have to obtain additional working capital from debt or equity placements, or sales of marketable securities in WWA Group. Although we have a commitment for the provision of up to $272,000 in additional working capital as the result of an agreement to sell preferred shares, this commitment alone may prove to be insufficient. Our inability to cover short falls in cash flow would cause us to continue to reduce expenditures which would have a material adverse effect on our business.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of March 31, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2008, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance;

•	our ability to fund cash requirements for operations;

•	uncertainties related to the growth of our business and the acceptance of products and services;

•	our ability to realize sufficient revenues to expand operations;

•	the volatility of the stock market; and

•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of March 31, 2009, the Company had a working capital deficit of $60,077. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

MARKET ACCEPTANCE OF THE PRODUCTS WE INTEND TO DISTRIBUTE IS CRITICAL TO OUR GROWTH

The Company intends to continue to generate revenue from the sale of construction cranes, boats, and mobile shelters; as such, market acceptance of our products is critical. If our prospective customers do not accept or purchase these products, then our revenue, cash flow and/or operating results will be negatively impacted.

WE COMPETE WITH LARGER AND BETTER-FINANCED CORPORATIONS

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

THE COMPANY’S SUCCESS DEPENDS ON OUR ABILITY TO RETAIN KEY PERSONNEL

The Company’s future success will depend substantially on the continued services and performance of Eric Montandon in addition to the engagement of other key personnel The loss of the services of Eric Montandon could have a material adverse effect on our business prospects, financial condition and results of operations. Our future success also depends on the Company’s ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel would have a material adverse effect on our business prospects, financial condition and results of operations.

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

Asia8, Inc.                               Date

/s/ Eric Montandon                              May 20, 2009
By: Eric Montandon
Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

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

14*     Code of Ethics (Code of Conduct) (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

21*     Subsidiaries of the Company (incorporated by reference to the Form 10-K filed with the Commission on April 1, 2009).

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