Form 10-Q
period 2009-06-30
ASIA8, INC.
filed 2009-08-14
CIK 1096298

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2009.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-27735

ASIA8, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (I.R.S. Employer Identification No.)

2465 W. 12th St, Suite 2, Tempe, Arizona 85281-6981

(Address of principal executive offices) (Zip Code)

(480) 505-0070

(Registrant’s telephone number, including area code)

600 East Baseline Rd., Suite B3, Tempe, Arizona 85283

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

At August 14, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 24,156,078.

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

ASIA8, INC.
Condensed Consolidated Balance Sheets
	Unaudited	Audited
ASSETS	June 30 2009	December 31 2008

CURRENT ASSETS
Cash	$ 1,116	$ 26,940
Accounts receivable	66,065	66,065
Other current assets	10,840	10,840
Total Current Assets	78,021	103,845

EQUIPMENT, Net	1,198	16,308
OTHER ASSETS
Investments	3,263,040	3,170,950
Other non-current assets	224,000	224,000
Total Other Assets	3,487,040	3,394,950

TOTAL ASSETS	$ 3,566,259	$ 3,515,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 143,756	$ 113,578
Notes payable - related party	22,822	-
Total Current Liabilities	166,578	113,578

TOTAL LIABILITIES	166,578	113,578
STOCKHOLDERS' EQUITY
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 shares issued and outstanding	2	2
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,156,078 shares issued
and outstanding	24,156	24,156
Additional paid-in capital	3,580,620	3,580,620
Accumulated deficit	(205,097)	(203,253)
Total Stockholders' Equity	3,399,681	3,401,525

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 3,566,259	$ 3,515,103

The accompanying notes are an integral part of these financial statements

ASIA8, INC Consolidated Statements of Operations

	Three months ended June 30	Six months ended June 30
	Unaudited 2009	Unaudited 2008	Unaudited 2009	Unaudited 2008

REVENUES	$ -	$ 78,796	$ -	$311,752

COST OF GOODS SOLD	-	57,682	-	103,035

GROSS PROFIT	-	21,115	-	208,717

OPERATING EXPENSES :
General and administrative	49,274	120,192	94,489	203,703
Depreciation and amortization	239	34,943	2,520	37,386

TOTAL OPERATING EXPENSES	49,513	155,135	97,009	241,089

OTHER INCOME (EXPENSES)
Other income	13,322	-	13,322	-
Preferred stock dividend	(5,130)	-	(10,260)	-
Interest income	11	1	12	11
Income (loss) from equity investment	255,882	405,620	92,090	420,566

TOTAL OTHER INCOME (EXPENSES)	264,085	405,621	95,165	420,577

NET INCOME (LOSS)	214,572	271,601	(1,844)	388,205

BASIC INCOME (LOSS) PER SHARE	0.01	0.01	(0.00)	$ 0.02

FULLY DILUTED INCOME (LOSS) PER SHARE	0.01	0.01	(0.00)	$ 0.02

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,156,078	21,478,929	24,156,078	21,478,929

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,156, 078	21,478,929	24,156,078	21,478,929

The accompanying notes are an integral part of these financial statements

ASIA 8

Unaudited Consolidated Statements of Cash Flows

	For the six months ended June 30
	2009	2008

OPERATING ACTIVITIES

Net income (loss)	$ (1,844)	$ 388,205

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation expense	2,520	37,386
Income (loss) on equity investment	(92,090)	(420,566)
Loss (gain) on disposition of assets	(2,410)	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables	0	61,064
(Increase) decrease in inventory	-	97,338
(Increase) decrease in other current assets	-	6,870
Increase (decrease) in accounts payable and accrued expenses	30,178	(329,200)

Net Cash Used in Operating Activities	(63,646)	(158,904)
INVESTING ACTIVITIES
Proceed from sale of fixed assets	15,000	-
Net cash provided by investing activities	15,000	-

FINIANCING ACTIVITIES

Increase in notes payable	22,822	(762,453)
Proceeds from note receivable	-	900,000

Net Cash Provided by Financing Activities	22,822	137,547

NET INCREASE (DECREASE) IN CASH	(25,824)	(21,357)

CASH AT BEGINNING OF PERIOD	26,940	32,447

CASH AT END OF PERIOD	$ 1,116	$ 11,092

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Condensed Notes to the Consolidated Financial Statements

June 30, 2009

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

b. Basic Income Per Share

For the Three Months Ended June 30, 2009

                                                                                                                           Income                Shares             Per-Share
                                                                                                                       (Numerator)       (Denominator)          Amount

                                                                                                                       $ 214,572              24,156,078           $ 0.01

For the Three Months Ended June 30, 2008

                                                                                                                           Income               Shares               Per Share
                                                                                                                       (Numerator)      (Denominator)            Amount

                                                                                                                       $ 271,601              23,071,835            $ 0.01

The computations of basic income per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.
Condensed Notes to the Consolidated Financial Statements

June 30, 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

c. Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company adopted SFAS No. 165 in the second quarter of 2009, and the adoption did not have any impact on its results of operations or financial position.

ASIA8, INC.
Condensed Notes to the Consolidated Financial Statements

June 30, 2009

NOTE 3 - SIGNIFICANT EVENTS

In November 2007, we were granted the exclusive right to distribute the Renhe Mobile House products, re-branded by the Company as “Wing House” mobile shelter systems, in the Middle East region. The Company paid no considerations for this agreement but did purchase one test unit to display in the UAE market.

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group, Inc. in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group, Inc. At June 30, 2009, the Company owned 32% of the issued and outstanding WWA Group, Inc. common stock.

Condensed financial information of WWA Group:

	As at June 30, 2009	As at December 31, 2008
Cash	$ 7,902,789	$ 7,476,689
Inventories	4,511,654	13,823,321
Other current assets	12,170,093	11,818,842
Fixed assets	6,440,226	5,562,050
Investments	1,542,319	1,545,619
Total Assets	081	521

Current liabilities	$ 23,390,297	$ 31,093,904
Long-term debt	102,054	342,909
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	4,603,058	4,318,036

Total Liabilities and Stockholders' Equity	081	521
	For the three months ended June 30
	2009	2008
Net revenues	$ 8,574,487	$ 10,525,715
Direct costs	(6,231,413)	(7,797,533)
Operating expenses	(1,375,284)	(1,445,708)
Other income (expense) Income taxes	(175,832) -	(260,246) -
Net Income (Loss)	791,958	$ 1,022,228

ASIA8, INC.
Condensed Notes to the Consolidated Financial Statements

June 30, 2009

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

Note 7 – Subsequent Events

The Company evaluated subsequent events from the balance sheet date through August 14, 2009 and determined there were no events to disclose.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on our period ended June 30, 2009.

Discussion and Analysis

General

WWA Group, Inc. equity interest:

The Company holds 7,291,516 shares of the common stock of WWA Group, Inc. (“WWA Group”), which is equal to approximately 32% of WWA Group’s issued and outstanding shares. WWA Group, through its wholly owned subsidiary, is a diversified auction and trading company focused on heavy equipment sales and shipping. WWA Group’s operations are focused on the underserved region of the Middle East that is has transformed into a luxury tourism and international economic center. Since its inception in 2001, WWA Group’s subsidiary has auctioned over $1 billion worth of vehicles and equipment from its primary Dubai location and at other auctions it has managed on its own or for joint venture partners in other locations around the world.

WWA Group owns a 32% equity interest in Intelspec International, Inc. (“Intelspec”), acquired in a share exchange for its interest in Power Track Projects FZE (U.A.E.). Intelspec is focused on the management of specialized projects and subcontracts in the $1 million to $10 million range.

Business Operations:

Since 2000 the Company has strived to work together with WWA Group to increase the value of our investment and to leverage that relationship to develop related business operations.

The Company obtained the exclusive rights to distribute a diverse array of products to the Gulf Region in 2007 and 2008. These products included Unic Hydraulic Cranes made in Japan, Atomix Pleasure Boats made in China, and “Wing Houses” made by Renhe of China. All three products are of high quality and priced by the manufacturers near the high end of the price market when compared with their competitors. The Company sold 37 Unic cranes, 7 Atomix Boats, and 5 Wing Houses in 2007 and 2008.

Due to the rapidly deteriorating situation in the Gulf for construction projects and consumer products, the market for high-end targeted products declined significantly in late 2008. The Company has as a result of this deterioration ceased marketing efforts and distribution activities for Unic Cranes and Atomix Boats, and is now focused only on the distribution of “Wing Houses” in a joint venture with Intelspec.

The Wing House mobile shelter system was specifically designed to meet the need for an efficient, cost-effective mobile structure capable of serving as an office, residence, or storage space. Each Wing House unit is delivered as a standard 40 foot container with all ISO fittings in place for easy transport. These units can be placed anywhere with a swinglift and opened into an 850 square-foot living or working environment within 4 to 5 hours. The Wing House is an ideal solution for any application requiring low-cost, rapidly-mobile living or office space. The units are effectively insulated and carry a 5-star energy use rating, making them ideal for use in the hot climate conditions of the Middle East. The units are pre-wired for telephone, internet, and television, and can be ordered with pre-installed air conditioning and blinds. All units are delivered complete with all electrical wiring including lighting, sockets and switches, complete plumbing and a hot water system, external lighting, built-in cabinetry, and a fully fitted bathroom. The Wing House retails at approximately $65,000 and faces virtually no equivalent competition. The Wing House though built by Renhe Manufacturing China has been re-branded by the Company.

Business Strategy

The Company’s current focus is to work together with WWA Group and Intelspec to increase the value of our investment and to leverage that relationship to develop the distribution of Wing House mobile shelter systems. We anticipate that we will require additional capital to market these businesses and recognize that the recent economic downturn in the global economy has decreased demand for our products that depend on optimism in the construction and leisure sectors.

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

The value of our investment in WWA Group has appreciated and we believe that it has the potential for further appreciation. We also believe that our working relationship with WWA Group combined with our access to its selling channels and customers will assist us in the marketing Asian manufactured mobile shelter products.

Unic Cranes

Since many prospective buyers of Unic Cranes are WWA Group customers we spend little on advertising, sales staff, or administrative matters. Due to the economic malaise in the construction sector our current focus is to evaluate whether to restart our investment and marketing activities in Unic Cranes in the future, to service a market of buyers in an uncertain market.

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

Wing House Mobile Shelters

We are displaying and using Wing House office units at the WWA Group auction yard, and actively marketing the unit to the thousands of visitors to our yard each year. We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales efforts though demand for this type of housing has receded. Intelspec is tendering and winning various contracts in Asia that may lead to more “in house” created demand for the units. Intelspec and Asia8 will share gross profits made on any sales or rentals generated by Intelspec’s efforts.

Expansion Plans Into Other Businesses

The Company is currently targeting operating businesses and assets that are priced at current market levels that do not rely on expanding economies to generate profit. Since the Company’s ability to raise capital for acquisitions is limited our current intention is to rely on stock for stock exchange transactions as a means by which to expand into new business opportunities.

Results of Operations

During the six month period ending June 30, 2009 the Company failed to realize revenues from the sale of its products which failure resulted in net losses for the period. Despite this reversal from net income in the prior period, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2010 will generate more sales of Wing Houses. Increased sales of products in future periods will enable us to expand our respective businesses.

Revenue

Revenue for the three month period ended June 30, 2009 was $0 as compared to $78,796 for the three month period ended June 30, 2008. Revenue for the six months ended June 30, 2009 was $0 as compared to $311,752 for the six months ended June 30, 2008. The decrease in revenue over the comparative three and six month periods can be attributed to the global recession which has impacted the demand for the products for which we act as a distributor. We expect revenue in future periods with a return to normalization in the global markets.

Gross Profit

Gross profit for the three month period ended June 30, 2009 was $0 as compared to $21,115 for the three month period ended June 30, 2008. Gross profit for the six month period ended June 30, 2009 was $0 as compared to $208,717 for the six months period ended June 30, 2008. Gross profit is the difference between the gross sale prices of our products and the total direct costs of purchasing them and selling them. We expect that gross profits will return in future periods commensurate with our recognition of revenue.

Expenses

Expenses for the three month period ended June 30, 2009 were $49,513 as compared $155,135 for the three month period ended June 30, 2008, a decrease of 63%. Expenses for the six month period ended June 30, 2009 were $97,010 as compared to expenses of $241,089 for the six months ended June 30, 2008, a decrease of 68%. The decrease in expenses over the comparative three and six month periods can be attributed to a reduction of marketing efforts in the more recent period. The Company expects that expenses will increase in future periods as we increase marketing efforts.

Depreciation and amortization expenses for the three month periods ended June 30, 2009 and 2008 were $239 and $34,943 respectively. Depreciation and amortization expenses for the six month periods ended June 30, 2009 and 2008 were $2,520 and $37,386 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities

Other Income/Loss

Other income for the three month period ended June 30, 2009 was $264,085 as compared to other income of $405,621 for the three month period ended June 30, 2008, a decrease of 35%. Other income for the six month period ended June 30, 2009 was $95,165 as compared to other income of $420,577 for the six month period ended June 30, 2008, a decrease of 77%. The decrease in other income over the comparative three and six month periods can be attributed to our equity investment in WWA Group. We expect that other income related to the business operations of WWA Group will increase in future periods.

Net Income/Losses

Net income for the three month period ended June 30, 2009 was $214,572 as compared to net income of $271,601 for the three month period ended June 30, 2008, a decrease of 21%. Net losses for the six month period ended June 30, 2009 was $1,844 as compared to net income of $388,205 for the six month period ended June 30, 2008. The realization of net losses in the current six month period can be attributed to our lack of revenue and a decrease in the returns tied to our equity investment in WWA Group. We expect to realize net income from operations and increases on our equity investment in future periods.

Capital Expenditures

The Company expended no amounts on capital expenditures for the period ending June 30, 2009.

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

Liquidity and Capital Resources

At June 30, 2009, the Company had a working capital deficit of $88,557. Our current assets totaled $78,021, which included cash of $1,116 and accounts receivable of $66,065. Our total assets were $3,566,259 consisting primarily of our equity investment in WWA Group of $3,263,040. At June 30, 2009 our current and total liabilities were $166,578.

Cash flow used in operating activities for the six months period ended June 30, 2009 was $63,646 as compared to $158,904 for the six months period ended June 30, 2008. The decrease in cash flow used in operating activities in the current period can be primarily attributed to a decrease in accounts receivables and inventory and an increase in accounts payable and accrued expenses. We expect to realize cash flow from operating activities in future periods.

Cash flow provided by investing activities for the six months period ended June 30, 2009 was $15,000 as compared to $0 for the six months period ended June 30, 2008. Cash flow provided by investing activities in the six months ended June 30, 2009 was primarily due to proceeds from sale of fixed assets $15,000. We expect to use cash flow in investing activities in future periods as we expand our respective businesses.

Cash flow provided by financing activities for the six months period ended June 30, 2009 was $22,822 as compared to $137,547 for the six months period ended June 30, 2008. Cash flow provided by financing activities in the current period can be attributed to an increase in notes payable.

While we were able to generate sufficient cash flow from operations to cover certain of our expenditures during the twelve months of 2008, lack of revenue in the current six month period gives us no assurance that we can maintain operations going forward. Until the point at which cash flow from operations consistently covers expenditures, we will have to obtain additional working capital from debt or equity placements, or sales of marketable securities in WWA Group. Although we have a commitment for the provision of up to $272,000 in additional working capital as the result of an agreement to sell preferred shares, this commitment alone may prove to be insufficient. Our inability to cover short falls in cash flow would cause us to continue to reduce expenditures which would have a material adverse effect on our business.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of June 30, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Revenue Recognition

The Company generates revenue through the sale of its products on a private, commercial, and industrial basis. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectability is reasonably assured. The Company believes that certain revenue should be recognized at the time of shipment as title passes to the customer at the time of shipment.

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

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. SFAS 168 replaces FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles (“GAAP”). SFAS 168 is effective for interim and annual periods ending after September 15, 2009. The Company will begin to use the new Codification when referring to GAAP in its annual report on Form 10-K for the fiscal year ending December 31, 2009. This will not have an impact on the results of the Company.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167 Amendments to FASB Interpretation No. (46R). SFAS 167 is a revision of FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities, and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. SFAS No. 167 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 167 may have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets- an Amendment to FASB Statement No. 140. SFAS No. 166 is a revision to SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. SFAS No. 166 eliminates the concept of a “qualifying special purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective at the start of a company’s first fiscal year beginning after November 15, 2009, or the Company’s fiscal year beginning January 1, 2010. The Company is currently unable to determine what impact the future application of SFAS No. 166 may have on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. SFAS No. 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009, or the Company’s fiscal quarter beginning July 1, 2009. The Company does not believe that the implementation of SFAS No. 165 will have a material impact on its consolidated financial statements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2009, the Company had a working capital deficit of $88,557. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.                               Date

/s/ Eric Montandon                              August 14, 2009
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