Form 10-Q
period 2009-09-30
ASIA8, INC.
filed 2009-11-16
CIK 1096298

1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2009.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-27735

ASIA8, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (I.R.S. Employer Identification No.)

2465 W. 12th St., Suite 2, Tempe, Arizona 85281-6935

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

At November 13, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 24,156,078.

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

ASIA8, INC.
Condensed Consolidated Balance Sheets
	Unaudited	Audited
ASSETS	September 30 2009	December 31 2008

CURRENT ASSETS
Cash	$ 1,352	$ 26,940
Accounts receivable	35,000	66,065
Other current assets	10,840	10,840
Total Current Assets	47,192	103,845

EQUIPMENT, Net	958	16,308
OTHER ASSETS
Investments	2,311,115	3,170,950
Other non-current assets	-	224,000
Total Other Assets	2,311,115	3,394,950

TOTAL ASSETS	$ 2,359,265	$ 3,515,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 139,710	$ 113,578
Notes payable - related party	23,822	-
Total Current Liabilities	163,532	113,578

TOTAL LIABILITIES	163,532	113,578
STOCKHOLDERS' EQUITY
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 shares issued and outstanding	2	2
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,156,078 shares issued
and outstanding	24,156	24,156
Additional paid-in capital	3,580,620	3,580,620
Accumulated deficit	(1,409,045)	(203,253)
Total Stockholders' Equity	2,195,733	3,401,525

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 2,359,265	$ 3,515,103

The accompanying notes are an integral part of these financial statements

Asia 8 Inc
Consolidated Statements of Operations

	Three months ended Sept. 30		Nine months ended Sept. 30

	Unaudited 2009	Unaudited 2008	Unaudited 2009	Unaudited 2008

REVENUES	$ -	$ 284,887	$ -	$ 596,638
COST OF GOODS SOLD	-	282,911	-	385,947
GROSS PROFIT	-	1,976	-	210,692

OPERATING EXPENSES :
General and administrative	44,742	99,974	139,232	303,677
Depreciation and amortization	239	2,443	2,760	39,828
TOTAL OPERATING EXPENSES	44,981	102,417	141,992	343,505

OTHER INCOME (EXPENSES)
Other income	22,089	-	35,413	-
Preferred stock dividend	(5,130)	-	(15,390)	-
Interest income	-	-	11	12
Income (loss) from equity investment Impairment of Goodwill	(951,925) (224,000)	(404,124) -	(859,835) (224,000)	16,442 -
TOTAL OTHER INCOME (EXPENSES)	(1,158,966)	(404,124)	(1,063,800)	16,454

NET INCOME (LOSS)	(1,203,947)	(504,565)	(1,205,792)	(116,360)

BASIC INCOME (LOSS) PER SHARE	(0.05)	(0.02)	(0.05)	(0.01)
FULLY DILUTED INCOME (LOSS) PER SHARE	$ (0.05)	$ (0.02)	$ (0.05)	$ (0.01)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,156,078	23,071,835	24,156,078	23,071,835
FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,156,078	23,071,835	24,156,078	23,071,835

The accompanying notes are an integral part of these financial statements

ASIA8, INC. Condensed Consolidated Statements of Cash Flows
	For the nine months ended Sept. 30
	2009	2008

OPERATING ACTIVITIES

Net income (loss)	$ (1,205,792)	$ (116,360)

Adjustments to reconcile net income to net cash used by operating activities:
Depreciation expense	2,760	39,828 -
Income (loss) on equity investment	859,834	(16,442)
Loss (Gain) on disposition of assets	(2,409)	-
Changes in operating assets and liabilities:
(Increase) decrease in receivables	31,065	(153,077)
(Increase) decrease in inventory	-	115,072
(Increase) decrease in other current assets	-	8,636
Increase (decrease) in accounts payable and accrued expenses	26,132	(65,263)

Net Cash Used in Operating Activities	(288,410)	(187,606)
INVESTING ACTIVITIES
Proceed from sale of fixed assets Impairment of Goodwill	15,000 224,000	- -
Net cash provided by investing activities	239,000	-

FINANCING ACTIVITIES

Increase(decrease) in notes payable	23,822	(742,453)
Proceeds from note receivable	-	900,000

Net Cash Provided by Financing Activities	23,822	157,547

NET INCREASE (DECREASE) IN CASH	(25,588)	(30,059)

CASH AT BEGINNING OF PERIOD	26,940	32,447

CASH AT END OF PERIOD	$ 1,352	$ 2,389

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Condensed Notes to the ConsolidatedFinancial Statements

September 30, 2009

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (the “Company”) (formerly Asia4sale.com, Inc.), a Nevada corporation, was incorporated in September of 1996 as H&L Investments, Inc.

The name of the Company was changed to “Asia4sale.com, Inc.” on December 29, 1999 on acquiring Asia4Sale.com, Ltd., a Hong Kong registered software development company. The Company attempted unsuccessfully to introduce its software products to market in 2000 and determined to abandon the business. Asia4Sale.com, Ltd., was sold in January of 2005.

The Company paid $970,000 in June of 2000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA Group”) in a stock for stock transaction whereby WWA Group stock was issued to owners of World Wide Auctioneers, Inc., in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA Group.

The name of the Company was changed to “Asia8, Inc.” on April 25, 2007 as focus expanded to include the distribution of products of Asian origin on an international basis.

The Company maintains a minority interest in WWA Group and is involved in the distribution of a variety of products in the Persian Gulf Region from offices located in Dubai, United Arab Emirates.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Income Per Share

     For the Three Months Ended September 30, 2009

                                                                                                                               Income              Shares                    Per-Share
                                                                                                                           (Numerator)       (Denominator)            Amount
                                                                                                                           $ (1,203,947)        24,156,078                  $ (0.05)

     For the Three Months Ended September 30, 2008

                                                                                                                               Income                Shares                  Per Share
                                                                                                                           (Numerator)        (Denominator)          Amount
                                                                                                                             $ (504,565)           23,071,835              $ (0.02)

The computations of basic income per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.
Condensed Notes to the ConsolidatedFinancial Statements

September 30, 2009

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTD)

c. Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued guidance on how to use the net asset value per share provided by an investee to estimate the fair value of an alternative investment –. This guidance is effective for interim and annual periods ending after December 15, 2009. Early application is permitted in financial statements for earlier interim and annual periods that have not been issued. The adoption of this update will have no material effect on the Company’s financial condition or results of operations.

In August 2009, the FASB issued additional guidance on measuring liabilities at fair value to reduce ambiguity in financial reporting. This guidance is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In June 2009, the FASB issued the FASB Accounting Standards Codification (“Codification”) as the single source of authoritative U.S GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in the conformity with generally accepted accounting principles-(“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. It has had no material effect on the Company’s financial condition or results of operation.

In June 2009, the FASB issued guidance which amends the consolidation rules related to variable interest entities. This guidance changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that is most significantly impacts the entity’s economic performance. This guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of the variable interest entity. This guidance is effective as of the beginning of the first fiscal year that begins after November 15, 2009, early adoption is prohibited. The Company does not believe the future application of this will have an adverse impact on its consolidated financial statements.

ASIA8, INC.
Condensed Notes to the ConsolidatedFinancial Statements

September 30, 2009

c. Recent Accounting Pronouncements (CONTD)

In June, 2009, the FASB issued guidance which requires more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. This guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. This guidance is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. The Company does not believe the guidance will have any impact on its consolidated financial statements or a material effect on the Company’s financial condition or results of operations.

In May, 2009, the FASB issued guidance to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. The disclosure is intended to alert all users of financial statements that an entity has not evaluated subsequent events after the date in the set of financial statements being presented. This guidance is effective for interim and annual periods ending after June 15, 2009 the Company adopted this guidance in the second quarter of 2009, and the adoption did not have any impact on its results of operations or financial position..

NOTE 3 - SIGNIFICANT EVENTS

In November 2007, we were granted the exclusive right to distribute the Renhe Mobile House products, re-branded by the Company as “Wing House” mobile shelter systems, in the Middle East region. The Company paid no considerations for this agreement but did purchase one test unit to display in the UAE market.

During the three months period ended September 30, 2009, the Company recorded a charge of $224,000 due to discontinuance of business associated with Unic Cranes and Atomix Boats during the year 2009. This goodwill was created in 2007 by issuance of common stock of the company to acquire these businesses. This amount was included in other non-current assets in the Condensed consolidated balance sheet at December 31, 2008.

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, (“WWA Group”), in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group, in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At September 30, 2009, the Company owned 32% of the issued and outstanding WWA Group common stock.

ASIA8, INC.
Condensed Notes to the ConsolidatedFinancial Statements

September 30, 2009

NOTE 4- EQUITY INVESTMENT (CONTD)

Condensed financial information of WWA Group:

As at Sept. 30, 200 9	As at December 31, 2008
Cash	$ 5,684,694	$ 7,476,689
Inventories	3,969,956	13,823,321
Other current assets	8,484,742	11,818,842
Fixed assets	6,213,924	5,562,050
Investments	1,539,954	1,545,619
Total Assets	270	521

Current liabilities	$ 19,686,388	$ 31,093,904
Long-term debt	78,377	342,909
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	1,656,833	4,318,036
Total Liabilities and Stockholders' Equity	270	521
	For the three months ended September 30
	2009	2008
Net revenues	$ 8,144,798	$ 3,965,097
Direct costs	(9,151,098)	(3,547,770)
Operating expenses	(1,612,181)	(1,389,741)
Other income (expense) Income taxes	(327,741) -	(134,473) -
Net Income (Loss)	$ (2,946,222)	$ 1,106,886

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

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 13, 2009, and determined there are no events to disclose.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is December 31. All information presented herein is based on our period ended September 30, 2009.

Discussion and Analysis

General

WWA Group, Inc. Equity Interest

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

Business Operations

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

Wing House Mobile Shelters

We are displaying and using Wing House office units at the WWA Group auction yard, and actively marketing the unit to the thousands of visitors to our yard each year. We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales efforts though demand for this type of housing has receded. Intelspec is tendering and winning various contracts in Asia that may lead to more “in house” created demand for the units. The Company and Intelspec will share gross profits made on any sales or rentals generated by Intelspec’s efforts.

Unic Cranes and Atomix Boats

Due to the economic malaise in the construction sector and the complete lack of sales, we are currently evaluating whether or not we will restart our investment and marketing activities in Unic Cranes in the future.

As some point in the future we may resume seeking out relationships with real estate agents involved in selling marina and waterfront property throughout the U.A.E. However, the downturn in the global economy has had a major affect on the demand for leisure craft so we do not intend to invest additional effort into this business at this time.

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

Results of Operations

During the nine month period ending September 30, 2009 the Company failed to realize revenues from the sale of its products which failure resulted in net losses for the period. Despite this reversal from net income in the prior period, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2010 will generate more sales of Wing Houses. Increased sales of products in future periods will enable us to expand our respective businesses.

Revenue

Revenue for the three month period ended September 30, 2009 was $0 as compared to $284,887 for the three month period ended September 30, 2008. Revenue for the nine months ended September 30, 2009 was $0 as compared to $596,638 for the nine months ended September 30, 2008. The decrease in revenue over the comparative three and nine month periods can be attributed to the global recession which has impacted the demand for the products for which we act as a distributor. We expect revenue in future periods with a return to normalization in the global markets.

Gross Profit

Gross profit for the three month period ended September 30, 2009 was $0 as compared to $1,976 for the three month period ended September 30, 2008. Gross profit for the nine month period ended September 30, 2009 was $0 as compared to $210,692 for the nine month period ended September 30, 2008. Gross profit is the difference between the gross sale prices of our products and the total direct costs of purchasing them and selling them. We expect that gross profits will return in future periods commensurate with our recognition of revenue.

Operating Expenses

General and administrative expenses for the three month period ended September 30, 2009 were $44,742 as compared $99,974 for the three month period ended September 30, 2008, a decrease of 55%. General and administrative expenses for the nine month period ended September 30, 2009 were $139,232 as compared to expenses of $303,677 for the nine month period ended September 30, 2008, a decrease of 54%. The decrease in general and administrative expenses over the comparative three and nine month periods can be attributed to a reduction of marketing efforts in the more recent period. The Company expects that general and administrative expenses will increase in future periods as we increase marketing efforts.

Depreciation and amortization expenses for the three month periods ended September 30, 2009 and 2008 were $239 and $2,443 respectively. Depreciation and amortization expenses for the nine month periods ended September 30, 2009 and 2008 were $2,760 and $39,828 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities

Other Income/Expense

Other expense for the three month period ended September 30, 2009 was $1,158,966 as compared to other loss of $404,124 for the three month period ended September 30, 2008, an increase of 187%. Other expense for the nine month period ended September 30, 2009 was $1,063,800 as compared to other income of $16,454 for the nine month period ended September 30, 2008. Other expense in the current three and nine month periods can be primarily attributed to the loss on equity investments tied to our interest in WWA Group and impairment of goodwill. We expect that other income related to the business operations of WWA Group will increase in future periods as WWA Group has increased its operation worldwide and will return to profitability in future periods.

Net Income/Loss

Net loss for the three month period ended September 30, 2009 was $1,203,947 as compared to net loss of $504,565 for the three month period ended September 30, 2008, an increase of 139%. Net loss for the nine month period ended September 30, 2009 was $1,205,792 as compared to net loss of $116,360 for the nine month period ended September 30, 2008. The increase of a net loss over the comparative periods can be attributed to a lack of revenue and losses tied to our equity investment in WWA Group. We expect to realize net income from operations and gains on our equity investment in future periods.

Capital Expenditures

The Company expended no amounts on capital expenditures for the three months period ended September 30, 2009.

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

Liquidity and Capital Resources

At September 30, 2009 the Company had a working capital deficit of $116,340. Our current assets totaled $47,192, which included cash of $1,352 accounts receivable of $35,000, and other assets of $10,840. Our total assets were $2,359,265 consisting primarily of our equity investment in WWA Group of $2,311,115. At September 30, 2009 our current and total liabilities were $163,532, primarily consisting of accounts payable and accrued expenses.

Cash flow used in operating activities for the nine month period ended September 30, 2009 was $64,411 as compared to $187,606 for the nine month period ended September 30, 2008. The decrease in cash flow used in operating activities in the current period can be primarily attributed to a decrease in receivables and an increase in accounts payable and accrued expenses. We expect to realize cash flow from operating activities in future periods.

Cash flow provided by investing activities for the nine month period ended September 30, 2009 was $15,000 as compared to $0 for the nine month period ended September 30, 2008. Cash flow provided by investing activities in the nine months ended September 30, 2009 was due to proceeds from sale of fixed assets $15,000. We expect to use cash flow in investing activities in future periods as expand our respective businesses.

Cash flow provided by financing activities for the nine month period ended September 30, 2009 was $23,822 as compared to $157,547 for the nine month period ended September 30, 2008. Cash flow provided by financing activities in the current period is attributable to an increase in notes payable.

While we were able to generate sufficient cash flow from operations to cover certain of our expenditures during the twelve months of 2008, lack of revenue in the current nine month period gives us no assurance that we can maintain operations going forward. Until the point at which cash flow from operations consistently covers expenditures, we will have to obtain additional working capital from debt or equity placements, or sales of marketable securities in WWA Group. Although we have a commitment for the provision of up to $272,000 in additional working capital as the result of an agreement to sell preferred shares, this commitment alone may prove to be insufficient. Our inability to cover short falls in cash flow would cause us to continue to reduce expenditures which would have a material adverse effect on our business.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of September 30, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Stock-Based Compensation

The Company has adopted Accounting Standards Codification Topic (“ASC”) 718, formerly SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

The Company has no outstanding stock options or related stock option expense.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with ASC 505. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services.

Recent Accounting Pronouncements

The information contained in Note 2 to our consolidated financial statements in Item 1 under the heading “Recent Accounting Pronouncement” is incorporated by reference into this Item 2.In September 2009, the

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2009, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2009, the Company had a working capital deficit of $116,340. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

MARKET ACCEPTANCE OF THE PRODUCTS WE HAVE DISTRIBUTION RIGHTS TO IS CRITICAL TO OUR GROWTH

The Company intends to continue to generate revenue from the sale of mobile shelters and may attempt to generate revenue from cranes and boats in the future. As such, market acceptance of our products is critical. If our prospective customers do not accept or purchase these products, then our revenue, cash flow and/or operating results will be negatively impacted.

WE COMPETE WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for mobile shelters, construction cranes, and boats is intense. While the products we are entitled to distribute are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer construction cranes, boats, and mobile shelters and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations.

AS A DISTRIBUTOR WE DEPEND ON THE PERFORMANCE OF THIRD PARTY MANUFACTURERS

The Company relies on Renhe Manufacturing China to procure Wing House mobile shelters for distribution and may again rely upon Japan-based Furukawa Unic to procure construction cranes and China-based Atomix Boats Co. Ltd to procure boats for distribution. Our business plan is reliant on the delivery of products from these respective manufacturers, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s performance.

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

SALES OF EQUIPMENT FROM WWA GROUP’S AUCTIONS MAY HAVE ULTIMATELY ENDED UP IN IRAN, SUDAN OR SYRIA.

Due to the proximity of Iran, Sudan and Syria to WWA Group’s auction site, sales records, and statistics on regional spending for used construction equipment, there is reason to believe that some percentage of the equipment sold at WWA Group’s auctions prior to May 2007 may have ultimately ended up in Iran, Sudan or Syria. Although WWA Group has never sold equipment to Iran, Sudan or Syria, countries which the U.S. State Department and OFAC have identified as state sponsors of terrorism, and WWA Group has never made any effort to attract consignors or bidders from any country recognized as a state sponsor of terrorism, it is possible that some small percentage of equipment purchased at the auctions was sold to persons or entities that re-exported such equipment to these countries, particularly to Iran.

WWA Group does not believe that the small percentage of sales had any impact on operations, reputation or on shareholder value. However, despite the fact that WWA Group has no knowledge of delivery of equipment purchased at the auctions into Iran, Sudan or Syria, OFAC has proposed that a fine of $4.665 million be imposed on WWA Group. Although WWA group is in the process of negating the basis for proposed fine the imposition of such a penalty would have a negative on WWA Group’s reputation and could diminish WWA Group’s ability to continue as a going concern.

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

/s/ Eric Montanadon                              November 16, 2009
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