Form 10-K
period 2009-12-31
ASIA8, INC.
filed 2010-03-31
CIK 1096298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      ___ to      .

Commission file number: 000-27735

ASIA8, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (I.R.S. Employer Identification No.)

2465 W. 12th St., Suite 2, Tempe, Arizona 85281-6935
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (480) 505-0070

Securities registered under Section 12(b) of the Act: none.
Securities registered under Section 12(g) of the Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (18,637,775 shares) was approximately $2,982,044 based on the price of $0.16 at which the registrant’s common stock was last authorized for issuance in 2009.

At March 30, 2010 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 24,411,360.

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

On June 30, 2000 we acquired 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd (“World Wide Auctioneers”), an international equipment auction company. World Wide Auctioneers, based in the United Arab Emirates (UAE), holds unreserved auctions for the sale of construction, industrial and transportation equipment on a consignment basis. On August 8, 2003 World Wide Auctioneers, Inc. sold 100% of World Wide Auctioneers to a Nevada registered company, WWA Group, Inc. (“WWA Group”), in a stock for stock transaction. The exchange caused us to acquire a minority equity investment in WWA Group which is accounted for using the equity method, whereby the Company’s percentage of the net income of WWA Group is accounted for as other income.

On May 31, 2007 we acquired the exclusive UAE distribution rights for Unic Cranes, manufactured in Japan by the Furukawa Co., Ltd. On June 30, 2007 we acquired the exclusive right to sell Atomix Boats in the UAE. In November 2007 we acquired the exclusive Middle East distribution rights for Renhe Mobile House products, re-branded by Asia8 as “Wing House” mobile shelter systems. In 2007 we also acquired exclusive distributorship rights in 20 countries for sales of Trident 3-wheeled compressed natural gas vehicles but in April of 2008 we discontinued efforts to market the Trident vehicles due to factors including the price, quality and competitive positioning of the vehicle.

The Company’s business office is located at 2465 W. 12th St., Suite 2, Tempe, Arizona 85281-6935, and our telephone number is (480) 505-0070. Our registered statutory office is located at the Corporation Trust Company of Nevada, 6100 Neil Road, Suite 500, Reno, Nevada, 89511.

The Company

Wholly Owned and Operated Business Divisions

Since 2000 the Company has coordinated efforts with WWA Group to increase the value of its investment through leveraging the relationship by developing related business operations.

The Company maintains the exclusive rights to distribute a wide array of products within the Gulf Region. Products include Unic Hydraulic Cranes that are manufactured in Japan, Atomix Pleasure Boats that are manufactured in China, and “Wing Houses” that are manufactured in China. All three products are of high quality and priced by the manufacturers near the high end of the market when compared with their respective competitors. Since obtaining these distribution rights the Company has sold 37 Unic cranes, 7 Atomix Boats, and 5 Wing Houses.

Despite early successes in realizing revenue from the distribution of products under license, the onset of recessionary economic conditions in 2008 throughout the Gulf Region has stifled new construction projects, and reduced consumer demand. The result being that our potential market for selling Unic Cranes and Atomix Boats on a competitive basis has deteriorated. Currently, we no longer market either Unic Cranes or Atomix Boats. Our product distribution efforts are focused entirely on “Wing Houses” on a joint basis with Intelspec International, Inc., a related company in which WWA Group holds an equity interest.

The Wing House mobile shelter system was specifically designed to meet the need for an efficient, cost-effective mobile structure capable of serving as an office, residence, or storage space. Each Wing House unit is delivered as a standard 40 foot container with all ISO fittings in place for easy transport. These units can be placed anywhere with a swinglift and opened into an 850 square-foot living or working environment within 4 to 5 hours. The Wing House is an ideal solution for any application requiring low-cost, rapidly-mobile living or office space. The units are effectively insulated and carry a 5-star energy use rating, making them ideal for use in the hot climate conditions of the Gulf Region. The units are pre-wired for telephone, internet, and television, and can be ordered with pre-installed air conditioning and blinds. All units are delivered complete with all electrical wiring including lighting, sockets and switches, complete plumbing and a hot water system, external lighting, built-in cabinetry, and a fully fitted bathroom. The Wing House retails at approximately $65,000 and faces virtually no equivalent competition. The Wing House is built in China by Renhe Manufacturing and has been re-branded by the Company.

WWA Group Equity Interest

The Company holds approximately 7,291,516 shares of WWA Group or 32% of its common stock. WWA Group is a diversified industrial services company founded on heavy equipment auctions that has expanded into shipping, equipment rentals, construction, earthmoving, and other complimentary services. Operations are headquartered in Dubai, UAE though it conducts auctions throughout the world including the United States. Since inception in 2001, WWA Group has auctioned over $1 billion worth of vehicles and equipment holding 43 large un-reserved equipment auctions and 23 video and internet auctions from Dubai and Doha, Qatar. Equipment auctioned in Dubai and Doha included more than 42,000 items from 4,700 consignors sold to over 7,100 bidders. Gross auction sales from these primary locations amount to in excess of $800 million through this period, in addition to over $200 million in gross auction sales realized from other auction locations at which WWA Group operates pursuant to joint ventures or franchise relationships.

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

WWA Group holds a 32% equity interest in Intelspec, which interest was acquired in exchange for WWA Group’s interest in Power Track Projects FZE (U.A.E.) (“Power Track”). Intelspec is focused on the management of specialized projects and subcontracts in the $1 million to $10 million range. Managed by engineers with extensive experience in construction, disposal, environmental remediation, telecommunications, and technical project management, Intelspec seeks out project management opportunities in oil and gas infrastructure and support activities, permanent and temporary forward base camp installation and communications, construction endeavors, debris disposal and reclamation, earthmoving and mining operations. Current projects include management of a limestone removal project awarded by the local authorities in Ras Al Khaimah, United Arab Emirates, the construction of buildings in the Jebel Ali FZE, Dubai, United Arab Emirates and the design and build of U.S. Navy training facilities in Lop Buri, Thailand.

Power Track, a wholly owned subsidiary of Intelspec, is a licensed equipment and project management company that manages earthmoving and rock sales operations in the UAE. Currently, Power Track is engaged by the government of Ras Al Khaimah, UAE to move over twenty five (25) million tons of limestone through 2010. The process of removing the limestone is completed by earthmoving and support equipment that work with three (3) crushing machines capable of producing over ten thousand (10,000) tons of crushed aggregate per day.

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

General

WWA Group is subject to the informational requirements of the Securities Exchange Act of 1934, as amended (the “Securities Act”) and as such files reports, proxy statements and other information with the Commission Filings can be viewed on the Internet at www.sec.gov.

WWA Group is quoted on the Over the Counter Bulletin Board under the symbol “WWAG.”

Competition

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

WWA Group

WWA Group competes with numerous auction and trading companies throughout the world, but the Gulf Region is its primary market. The used equipment auction market in the Gulf Region has only two significant participants: WWA Group and Ritchie Brothers Auctioneers, Inc. (“RBA”). RBA, the world’s largest un-reserved equipment auctioneer, reports over $3.77 billion dollars in gross auction sales from 92 locations throughout in North America and 18 other countries, and holds a dominant position in certain geographic locations. While RBA is still much larger and better-financed, WWA Group has gradually increased its market share to over 50% in Dubai and has effectively outperformed RBA in terms of market share since 2004.

Construction project management had been a booming industry in the oil exporting nations of the Gulf Cooperation Council (GCC) region until the recent slowdown. However, there are still many major and minor projects in the pipeline and in other regions, and many of them are of the size and type that Intelspec is targeting. Due to the decrease in construction projects, competition to manage such projects has become increasingly competitive as management companies bid for a diminishing number of projects.

Power Track competes with over 200 quarries selling similar material to a large buyer base in the Gulf Region. Many of these quarries are much larger and better financed than Power Track. There have been few barriers to entry in this business up until 2007, and prices have been kept very competitive by large buyers of material and local political factors

WWA Group’s charter competes with many other vessel owners and freight companies that operate ships and book cargo in the Gulf Region. Heavy sea freight volume to and from India and the Gulf Region has resulted in new and used vessels being put onto these routes by major players in the industry causing downward pressure on WWA Group’s existing charter rates going forward.

Marketability

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

Patents, Trademarks, Licenses, Franchises,
Concessions, Royalty Agreements and Labor Contracts

We neither own nor have applied for any patents or trademarks. We do not license any of our technology from other companies. However, we have an exclusive distribution agreement with Renhe for the Wing Houses

WWA Group has no patents or trademarks, but holds various Internet domain names and auction licenses in Dubai and other locations. WWA Group has received protection for the exclusive use of the name “WWA” and its logo in the UAE by the UAE Ministry of Economy.

Marketing and Advertising Methods

WWA Group markets its services through all of the major media including direct marketing and the internet.

The Company markets the Wing Houses through traditional media, internet web sites and emails in addition to promoting the product at WWA Group auctions in cooperation with the WWA Group sales department.

Dependence on Major Customers or Suppliers

The Company is not dependent on one or a few customers, as we have a product targeted to a wide range of buyers.

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

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on Climate Change, and the “Kyoto Protocol.” Although the United States is not participating in the Kyoto Protocol, several states have adopted legislation and regulations to reduce emissions of greenhouse gases. Restrictions on emissions of methane or carbon dioxide that may be imposed in various nations and states could adversely affect our operations and demand for our products.

Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA, that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action, which could adversely affect the products we sell and the demand for our products.

Finally, acts of Congress, particularly such as the “American Clean Energy and Security Act of 2009,” also known as the “Waxman-Markey cap-and-trade legislation,” approved by the United States House of Representatives on June 26, 2009, as well as the decisions of lower courts, large numbers of states, and foreign governments which affect climate change regulation could have a material adverse effect on our business, financial condition, and results of operations.

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

On April 27, 2007 WWA Group received a “cease and desist” order from OFAC proscribing the sale of equipment or services, or facilitating the sale of equipment or services to persons with registered addresses in Iran, Syria or Sudan. WWA Group has never sold equipment at auction or delivered equipment to countries or to agents of the respective governments of these countries which OFAC has identified as state sponsors of terrorism However, WWA Group has in the past sold equipment to private individuals or companies resident in Iran, Sudan or Syria who may have, on their own accord, exported such purchased equipment to their countries of residence. Therefore, since May of 2007, in compliance with the OFAC “cease and desist” order, WWA Group has enforced a policy of prohibiting the sale of equipment to any persons or companies that register to bid using addresses in Iran, Sudan or Syria.

WWA Group believes that it is in compliance in all material respects with all laws, rules, regulations and requirements that affect WWA Group’s business, including but not limited to, the “cease and desist” order delivered OFAC. Further, WWA Group believes that compliance with such laws, rules, regulations and requirements does not impose a material impediment on its ability to conduct business.

On August 5, 2009 WWA Group received a Pre-Penalty Notice (“Notice’) OFAC. The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty of $4,665,600 be imposed on WWA Group subject to adjustment based on evidence presented in response to the Notice.

WWA Group has provided a written response to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the U.S. and is now awaiting OFAC’s response.

Employees

The Company has two employees, both of whom are officers. Our chief executive officer spends approximately 20 hours per week on our business. Our vice president has experience with our products and is acting as full time operations manager. We use sales consultants, brokers, attorneys, and accountants as necessary to assist in the development of our business and do intend to engage full-time employees in the near future.

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

As of December 31, 2009, the Company had a working capital deficit of $136,518. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

OUR CHIEF EXECUTIVE OFFICER DOES NOT OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY DUE TO HIS DUAL RESPONSIBILITIES

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of WWA Group. His responsibilities cause him to divide his time, the majority of which is dedicated to the management and operation of WWA Group. The division of time however does not necessarily indicate a division of interests as the Company owns approximately 32% of the outstanding shares of WWA Group. Nonetheless, his dual responsibilities may compromise the Company’s ability to successfully conduct its business operations.

THE COMPANY’S SUCCESS DEPENDS ON ITS ABILITY TO RETAIN KEY PERSONNEL

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

OUR BUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

International, national and local standards set by governmental regulatory authorities set the regulations by which products are certified across respective territories. Further, climate change legislation and greenhouse gas regulation is becoming increasingly ubiquitous. The products which we intend to distribute are subject to such regulation in addition to national, state and local taxation. Although we believe that we can successfully distribute our products within current governmental regulations it is possible that regulatory changes could negatively impact our operations and cause us to diminish or cease operations.

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

WWA Group does not believe that the small percentage of sales in question has had any impact on operations, reputation or on shareholder value. However, despite the fact that WWA Group has no knowledge of delivery of equipment purchased at its auctions to Iran, Sudan or Syria, OFAC has proposed that a fine of $4,665,600 be imposed on WWA Group. Although WWA group is in the process of negating the basis for the proposed fine the imposition of such a penalty would have a negative on WWA Group’s reputation and could diminish WWA Group’s ability to continue as a going concern.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.     PROPERTIES

We currently maintain our offices which we share on an informal basis with WWA Group for which we pay no rent.

ITEM 3.     LEGAL PROCEEDINGS

The Company is not a party to material pending legal proceedings. To the best of our knowledge, no governmental authority or other party has threatened or is contemplating the filing of any material legal proceeding against us.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

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

Common Stock

As of March 30, 2010 there were 1,633 shareholders of record holding a total of 24,411,360 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of March 30, 2009 there were 2,280 shares of Series 1 preferred issued and outstanding of the 25,000,000 shares of preferred stock authorized. The par value of the preferred stock is $0.001 per share. Preferred shares are convertible into 400 shares of the Company’s common stock, bear interest at 9% per annum, and have no redemption provision. The Company’s preferred shares may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Warrants

As of March 30, 2009 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of March 30, 2009 the Company had no outstanding stock options to purchase shares of our common stock

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

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

On December 29, 2009, 2009, the Company’s board of directors approved the issuance of 255,282 shares of common stock to Adderlay Davis pursuant to the exemption provided by Regulation S of the Securities Act, for a debt settlement of $40,845 or $0.16 per share.

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
WWA Group

WWA Group’s auctions have developed a significant customer base and have achieved consistent revenue and profits that have lead to a dominant market share in Dubai, its primary operating market. The Company invested in WWA Group in 2000, anticipating potential future value appreciation in that investment, and possible synergies with our management’s experience in Asian product sourcing and WWA Group’s core auction and selling business.

Since the relationship between the Company and WWA Group is one of common control, we benefit from the contacts and business development opportunities generated by its business activities. We intend to provide additional financial and business support to WWA Group as necessary to help grow the value of our equity interest, and to provide us opportunities for acquisition and development that are related to and generated by WWA Group.

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

Results of Operations

During the year ending December 31, 2009, the Company failed to realize revenues from the sale of its products, which failure resulted in net losses for the period. Despite this reversal from net income in the prior period, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2010 alongside the efforts of Intelspec will generate sales of Wing Houses. Increased sales of products in future periods will enable us to expand our business.

Revenue

Revenue for the twelve month period ended December 31, 2009 was $0 as compared to $693,715 for the twelve month period ended December 31, 2008, a decrease of 100%. The decrease in revenue over comparative periods can be primarily attributed to the effect that a global recession has had on the demand for products for which we act as a distributor. We expect revenue in future periods with a return to normalization in the global markets.

Gross Profit

Gross profit for the twelve month period ended December 31, 2009 was $0 as compared to $210,413 for the twelve month period ended December 31, 2008. Gross profit is the difference between the gross sale prices of our products and the total direct costs of purchasing them and selling them. We expect that gross profits will return in future periods commensurate with our recognition of revenue.

Operating Expenses

Operating expenses for the twelve month period ended December 31, 2009 were $489,279 as compared to expenses of $423,486 for the twelve month period ended December 31, 2008. The increase in expenses over the comparative periods can be attributed mainly to increase in amortization expenses. We expect that general and administrative expenses will increase in relation to our efforts to build our businesses.

Depreciation and amortization expenses for the twelve month period ended December 31, 2009 and December 31, 2008 were $226,999 and $42,271 respectively. The increase in amortization expenses over the comparative periods can be attributed mainly to amortization of goodwill. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities.

Other Income/Expense

Other expenses for the twelve month period ended December 31, 2009 was $884,256 as compared to other income of $82,418 in the twelve month period ended December 31, 2008. Other expenses in the current period can be attributed to a loss on equity investments tied to our interest in WWA Group. We expect income related to the business operations of WWA Group will increase as WWA Group implements its business strategy to (i) increase cash flow from operations to generate net income, ( ii ) expand operations to new auction sites, and ( iii ) acquire or develop other related businesses in the UAE and internationally.

Net Income/Loss

Net loss for the twelve month period ended December 31, 2009 was $1,373,535 as compared to net loss of $130,656 for the twelve month period ended December 31, 2008. The significant increase in net loss in the current period can be attributed both to the decrease in sales revenue in the current year and the decrease in income from our equity investment. We expect to transition back to net income over the next twelve months as we expect income from our equity investment and revenue from the sale of Wing House mobile shelters.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the year ended December 31, 2009.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had a working capital deficit of $136,518. Our current assets totaled $2,510 comprised solely of cash. Our total assets were $2,207,863 consisting primarily of our equity investment in WWA Group of $2,204,634. At December 31, 2009 our current and total liabilities were $139,028.

Cash flow used in operating activities for the year ended December 31, 2009 was $80,275 as compared to cash flow used in operating activities of $136,591 for the year ended December 31, 2008. The decrease in cash flow used in operating activities in the current period can be attributed to decrease in accounts receivable, other current assets and decrease in inventory. We expect that cash flow used in operating activities will continue to decrease as net income increases.

Cash flow provided by investing activities for the year ended December 31, 2009 was $15,000 as compared to cash flow used in investing activities of $0 for the year ended December 31, 2008. Cash flow provided by investing activities in the current period can be primarily attributed to proceeds from sale of fixed assets.

Cash flow provided by financing activities for the year ended December 31, 2009 was $40,845 as compared to $131,084 for the year ended December 31, 2008. Cash flow provided by financing activities in the current twelve month period can be attributed primarily to the conversion of debt into equity stock.

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a current face market value of over $700,000. We could sell a portion of these shares, subject to the limitations imposed by Rule 144, as a source of operating funds.

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

While we were able to generate sufficient cash flow from operations to cover certain of our expenditures during the twelve months 2009, we can offer no assurance that we can maintain our ability to continue operations. Until the point at which cash flow from operations consistently covers expenditures, we will have to obtain additional working capital from debt or equity placements, or sales of our marketable securities, to effectively continue our operations. Although we have a commitment for the provision of up to $272,000 in additional working capital, this commitment may prove to be insufficient. Our inability to cover short falls in cash flow would cause us to reduce expenditures which could have a material adverse effect on our business.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of December 31, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2009 included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

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

Revenue Recognition

The Company generates revenue through the sale of its products on a private, commercial, and industrial basis. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectability is reasonably assured. The Company believes that certain revenue should be recognized as title passes to the customer at the time of shipment.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In February 2010, the FASB issued guidance where an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of these criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. All of the amendments in this update are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In October 2009, the FASB issued guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and allocate the arrangement consideration using this selling price. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In October 2009, the FASB issued guidance that clarifies that the tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. This guidance is effective for the fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2009 and 2008 are attached hereto as F-1 through F-13.

ASIA8, INC. AND SUBSIDIARIES
Years Ended December 31, 2009 and 2008

INDEX

                                                                                                             Page

Report of Independent Registered Public Accounting Firm     F-2

Consolidated Balance Sheets                                                F-3

Statements of Operations                                                     F-4

Statements of Stockholders’ Equity                                       F-5

Statements of Cash Flows                                                    F-6

Notes to Financial Statements                                               F-7

Kostandinos Jerry Georgatos,
Certified Public Accountants
29042 Hillview St, Hayward, CA 94544

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Asia8 Inc.

We have audited the accompanying balance sheet of Asia8 Inc as of December 31, 2009 and 2008, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Asia8 Inc as of December 31, 2008, before the re-audit described in Note [7], were audited by other auditors whose report, dated March 31, 2009, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia8 Inc as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note [2] to the financial statements, the Company has suffered recurring losses from operations and a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kostandinos Jerry Georgatos

Kostandinos Jerry Georgatos
Hayward, California
March 28, 2010

ASIA8, Inc.
Consolidated Balance Sheets

	December 31,
	2009	2008
ASSETS

CURRENT ASSETS

Cash	$ 2,510	$ 26,940
Accounts receivable	-	66,065
Other current assets	-	10,840
Total Current Assets	2,510	103,845

FIXED ASSETS, Net	719	16,308

OTHER ASSETS

Investments	2,204,634	3,170,950
Other non-current assets	-	224,000
Total Other Assets	2,204,634	3,394,950

TOTAL ASSETS	$ 2,207,863	$ 3,515,103

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 139,028	$ 113,578
Total Current Liabilities	139,028	113,578

TOTAL LIABILITIES	139,028	113,578

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 and 2,280 shares	2	2
issued and outstanding, respectively	2	2
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,411,360 and 24,156,078 shares
issued and outstanding, respectively	24,411	24,156
Additional paid-in capital	3,621,210	3,580,620
Accumulated deficit	(1,576,788)	(203,253)

Total Stockholders' Equity	2,068,835	3,401,525

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$ 2,207,863	$ 3,515,103

The accompanying notes are an integral part of these financial statements.

ASIA8, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2009	2008

REVENUES	$ -	$ 693,715

COST OF GOODS SOLD	-	483,302

GROSS PROFIT	-	210,413

OPERATING EXPENSES

Depreciation and amortization	226,999	42,271
General and administrative	262,279	381,215

Total Operating Expenses	489,279	423,486

LOSS FROM OPERATIONS	(489,279)	(213,074)

OTHER INCOME (EXPENSES)

Other income	36,079	76
Preferred stock dividend	(20,520)	(15,000)
Income from equity investment	(899,815)	97,342

Total Other Income (Expenses)	(884,256)	82,418

NET INCOME (LOSS)	$ (1,373,535)	$ (130,656)

BASIC INCOME (LOSS) PER SHARE	$ (0.06)	$ (0.01)

FULLY DILUTED INCOME (LOSS) PER SHARE	(0.06)	(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	24,158,876	23,104,422

FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	24,158,876	23,104,422

The accompanying notes are an integral part of these financial statements.

Statements of Stockholders' Equity

					Additional	Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital		Equity

Balance, December 31, 2007	1,000	1	23,071,835	23,072	3,280,227	(72,598)	3,230,702

Common stock issued for debt
at $0.16 per share	-	-	1,084,243	1,084	172,394	-	173,478

Preferred stock issued for debt
at $100.00 per share	1,280	1	-	-	127,999	-	128,000
						-
Net loss for the year ended
December 31, 2008	-	-	-	-	-	(130,656)	(130,656)

Balance, December 31, 2008	2,280	$2	$24,156,078	$24,156	$3,580,620	$(203,253)	3,401,525

Common stock issued for debt
at $0.16 per share	-	-	255,282	255	40,590	-	40,845

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(1,373,535)	(1,373,535)

Balance, December 31, 2009	-	$2	24,411,360	24,411	3,621,210	(1,576,788)	2,068,835

The accompanying notes are an integral part of these financial statements.

ASIA8, Inc.
Statements of Cash Flows

	For the Years Ended
	December 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ (1,373,535)	$ (130,656)
Adjustments to reconcile net income to
net cash used by operating activities:
Depreciation expense	226,999	42,271
(Gain) Loss on equity investments	899,815	(97,342)
(Gain) Loss on disposition of assets	(2,410)
Loss on investments	66,500
Changes in operating assets and liabilities:
Decrease in Accounts receivable	66,065	141,453
Increase in Other current assets	10,840	-
Decrease in Inventory	-	233,183
Decrease in Other non-current assets	-	10,000
Decrease in Accounts payable
and accrued expenses	25,450	(335,501)
Net Cash Used in Operating Activities	(80,275)	(136,591)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of fixed assets	15,000	-
Net Cash (Used) in
Investing Activities	15,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received on note receivable	-	900,000
Cash paid on notes payables	-	(896,916)
Common and preferred stock issued for cash/debt	40,845	128,000
Net Cash Provided by Financing
Activities	40,845	131,084

NET INCREASE (DECREASE) IN CASH	(24,430)	(5,507)
CASH AT BEGINNING OF PERIOD	26,940	32,447
CASH AT END OF PERIOD	$ 2,510	$ 26,940

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES
COMMON STOCK ISSUED FOR DEBT	$40,845	$173,478

The accompanying notes are an integral part of these financial statements.

ASIA8, INC.
Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (formerly Asia4sale.com, Inc.) (the “Company”), a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as H&L Investments, Inc. The name of the corporation was changed to Asia4sale.com, Inc., on December 22, 1999 and a Certificate of Amendment of Articles of Incorporation duly filed with the Office of the Secretary of State for the State of Nevada on December 29, 1999.

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

ASIA8, INC.
Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has accumulated losses and working capital and cash flows from operations are negative which raises doubt as to the validity of the going concern assumptions. These financials do not include any adjustments to the carrying value of the assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate; such adjustments could be material.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss per Share

For the Year Ended December 31, 2009

Income	Shares	Per-Share
(Numerator)	(Denominator)	Amount

$(1,373,535)	24,158,876	$(0.06)

For the Year Ended December 31, 2008

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount

$(130,656)	23,104,422	$(0.01)

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

ASIA8, INC.
Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
 c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

2009	2008
Deferred tax assets
NOL Carryover	$644,351	$582,392

Valuation allowance	(644,351)	(582,392)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

2009	2008

Book income (loss)	$(535,679)	$(50,956)
Income from equity investment	(350,928)	(37,963)
Valuation allowance	886,607	88,919
	$-	$-

At December 31, 2009, the Company had net operating loss carry forwards of approximately $3,766,665 that may be offset against future taxable income through the year 2029. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments

As at December 31, 2009, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

ASIA8, INC.
Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)
f. Newly Issued Accounting Pronouncements

In October 2009, the FASB issued guidance on multiple-deliverable arrangements to address how to separate deliverables and how to measure and allocate arrangement consideration. This guidance requires vendors to develop the best estimate of selling price for each deliverable and allocate the arrangement consideration using this selling price. This guidance also expands the disclosure requirements to include both quantitative and qualitative information. This guidance is effective for fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In October 2009, the FASB issued guidance that clarifies that the tangible products containing software components and non-software components that function together to deliver a product’s essential functionality will be considered non-software deliverables and will be scoped out of the software revenue recognition guidance. This guidance is effective for the fiscal years beginning after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In January 2010, the FASB issued guidance that expands the interim and annual disclosure requirements of fair value measurements, including the information about movement of assets between level 1 and 2 of the three-tier fair value hierarchy established under its fair value measurement guidance. This guidance also requires separate disclosure for each of purchases, sales, issuance, and settlements in the reconciliation for fair value measurements using significant unobservable inputs, level 3. Except for the detailed disclosure in the level 3 reconciliation, which is effective for the fiscal years beginning after December 15, 2010, all the other disclosures under this guidance are effective for the fiscal years beginning after December 15, 2009. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

In February 2010, the FASB issued guidance where an entity that either (a) is an SEC filer or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of these criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued. All of the amendments in this update are effective upon issuance of the final update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company is currently evaluating the impact of the adoption of this guidance on its results of operations and financial position.

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

ASIA8, INC.
Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

 j. Fixed Assets

Fixed assets are recorded as cost. Major additions and improvements are capitalized. Minor replacements, maintenance and repairs that do not extend the useful life of the assets are expensed as incurred. Depreciation of property and equipment is determined using the straight-line method over their useful lives, primarily 5 years. The components of the fixed assets are as follows:

Computer equipment	$ 39,330
Furniture and fixtures	4,958
Other	16,932
Vehicle	20,000
Accumulated depreciation	(80,501)

Net	$ 719

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

NOTE 4 - SIGNIFICANT EVENTS

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

ASIA8, INC.
Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 4- SIGNIFICANT EVENTS (CONTINUED)

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

NOTE 5- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group, Inc. in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group, Inc. At December 31, 2009, the Company owned 32% of the issued and outstanding WWA Group, Inc. common stock.

Condensed financial information of WWA:

	December 31,
	2009	2008

Cash	$ 8,636,411	$ 7,476,689
Receivables	4,464,014	13,823,321
Other current assets	10,730,020	11,818,842
Fixed assets	6,409,532	5,562,050
Other assets	1,525,610	1,545,619

Total Assets	$ 31,765,587	$ 40,226,521

Auction payables	$ 8,068,708	$ 21,014,096
Other current liabilities	16,965,327	10,079,808
Long-term debt	726,788	342,909
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	1,533,092	4,318,036

Total Liabilities and Stockholders' Equity	$ 31,765,587	$ 40,226,521

ASIA8, INC.
Notes to the Financial Statements

December 31, 2009 and 2008

NOTE 5- EQUITY INVESTMENT (CONTINUED)

Condensed financial information of WWA:

	For the Years Ended December 31,
	2009	2008

Net revenues	$ 36,908,305	$ 29,375,917
Direct costs	32,676,541	22,609,176
Operating expenses	6,068,275	5,526,883
Other income (expense)	(948,433)	(938,583)
Income taxes	-	-

Net Income (Loss)	$ (2,784,944)	$ 301,275

NOTE 6- EQUITY TRANSACTIONS

In 2009, the Company issued 255,282 shares of common stock for in debt settlement valued at $0.16 per share. In 2008, the Company issued 1,084,243 shares of common stock by converting notes payables into equity at $0.16 per share. In 2007, the Company issued 2,124,250 shares of common stock for cash at prices ranging from $0.08 to $0.16 per share for a total value of $304,800.

During the year ended December 31, 2008 the Company issued 1,280 shares of preferred stock for cash at $100 per share. During the year ended December 31, 2007, the Company issued 1,000 shares of common stock at $100 per share. The each share of preferred stock is convertible to 400shares of common stock. The Series 1 preferred shares have a coupon rate of 9% interest per annum, with no redemption provision.

NOTE 7- RE-AUDIT AND IMPACT

The financial statements of the company as of December 31, 2008, were audited by other auditors whose report, dated March 31, 2009, expressed an unqualified opinion on those statements. We have also audited the balance sheet as of December 31, 2008, and the related statements of income, retained earnings, and cash flows for the year then ended. Our audit did not find any material misstatement and the result of which there is no changes in the financials of the year 2008 as audited by the previous auditor.

ITEM 9     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T)     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2009, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B     OTHER INFORMATION

None.

PART III

ITEM 10     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company:

Name	Age	Year Appointed	Positions and Offices
Eric Montandon	44	2000	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director
Alfredo “Alex” Cruz	50	2006	Secretary and Director
Peter Prescott	42	2008	Director

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons or entities which, during the period ended December 31, 2009, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Table

The following table provides summary information for 2009 and 2008 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Executive Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO, CFO, PAO, and director	2009 2008	- -	- -	- -	- -	- -	- -	- -	- -

The Company has no option or stock award plans.

The Company has no consulting agreements with its executive officer.

The Company has no plans that provides for the payment of retirement benefits, or benefits that will be paid primarily following retirement.

The Company has no agreement that provides for payment to our executive officer at, following, or in connection with the resignation, retirement or other termination, or a change in control of Company or a change in our executive officer's responsibilities following a change in control.

ITEM 12     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 24,411,360 shares of common stock issued and outstanding as of March 31, 2010, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common	Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director 2465 W. 12th St., Suite 2, Tempe, Arizona 85281-6935	210,316	0.86%
Common	Alfredo Alex S. Cruz III Director and Secretary 2465 W. 12th St., Suite 2, Tempe, Arizona 85281-6935	135,934	0.56%
Common	Peter Prescott Director P.O. Box 73268, Dubai, UAE	1,000,000	4.10%
Common	Adderley Davis & Associates, Ltd. Suite Z12, P.O. Box 8497, SAIF Zone, Sharjah, United Arab Emirates	6,082,433	24.92%
Common	All executive officers and directors as a group (3)	1,346,250	5.51%

ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us, except consulting fees as follow:

•	Compensation of $16,371 and $65,000 was paid to Peter Prescott, a director and our vice president, for his services as vice president in each of 2009 and 2008.

Director Independence

Our common stock is listed on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we consider Alfredo “Alex” Cruz to be an independent director.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Kostandinos Jerry Georgatos, Certified Public Accountants (“Kostandinos”) for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services
	2009	2008
Audit fees	$16,000	$10,000
Audit-related fees
Tax fees	0	0
All other fees.	0	0
Total fees paid or accrued to our principal accountants	$16,000	$10,000

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Kostandinos in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by Kostandinos, as detailed above, were pre-approved by our board of directors.

Kostandinos performed all work only with their permanent full time employees.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-13, and are included as part of this Form 10-K:

     Financial Statements of the Company for the years ended December 31, 2009 and 2008:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Statements of Income
Statements of Stockholders’ Equity
Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 31 of this Form 10-K, and are incorporated herein by this reference.

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

Asia8, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	March 31, 2010
/s/ Alfredo “Alex” Cruz Alfredo “Alex” Cruz Director	March 31, 2010
/s/ Peter Prescott Peter Prescott Director	March 31, 2010

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

3(ii)(a)*      Bylaws dated May 6, 1999 (incorporated by reference Form 10-12G filed with the Commission on October 20, 1999).

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

10(iii)*     Atomix Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Peter Prescott (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

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