Form 10-Q
period 2010-03-31
ASIA8, INC.
filed 2010-05-21
CIK 1096298

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-27735

ASIA8, INC.

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (I.R.S. Employer Identification No.)

2465 W. 12th St. Tempe, Suite 2, Tempe, Arizona 85281-6935

(Address of principal executive offices) (Zip Code)

(480) 505-0070

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 19, 2010, was 24,411,360.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Asia8, Inc., a Nevada corporation, and our subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ASIA8, INC.
Balance Sheets

	Unaudited	Audited
	March 31, 2010	December 31, 2009
ASSETS

CURRENT ASSETS
Cash	$ 7,613	$ 2,510
Accounts receivable	-	-
Inventory	-	-
Other current assets	594	0
Total Current Assets	8,207	2,510

FIXED ASSETS, Net	479	719

OTHER ASSETS
Investments	1,797,464	2,204,634
Other non-current assets	-	-
Total Other Assets	1,797,464	2,204,634

TOTAL ASSETS	$ 1,806,150	$ 2,207,863

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 161,908	$ 139,028
Total Current Liabilities	161,908	139,028

TOTAL LIABILITIES	161,908	139,028

STOCKHOLDERS' EQUITY
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 and 1,000 shares	2	2
issued and outstanding, respectively
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,411,360 and 24,156,078 shares
issued and outstanding, respectively	24,411	24,411
Additional paid-in capital	3,621,210	3,621,210
Accumulated deficit	(2,001,381)	(1,576,788)
Total Stockholders' Equity	1,644,242	2,068,835

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 1,806,150	$ 2,207,863

See accompanying notes to financial statements.

ASIA8, INC.
Statements of Operations

	For the Quarter Ended
	March 31,
	2010	2009

REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES

Depreciation and amortization	239	2,281
General and administrative	12,054	45,215

Total Operating Expenses	12,293	47,496

LOSS FROM OPERATIONS	(12,293)	(47,496)

OTHER INCOME (EXPENSES)

Other income	-	1
Preferred stock dividend	(5,130)	(5,130)
Income (loss) from equity investment	(407,170)	(163,791)

Total Other Income (Expenses)	(412,300)	(168,920)

NET INCOME (LOSS)	$(424,593)	$(216,416)

BASIC INCOME (LOSS) PER SHARE	$(0.02)	$(0.01)

FULLY DILUTED INCOME (LOSS) PER SHARE	(0.02)	(0.01)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	24,411,360	24,156,078

FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	24,411,360	24,156,078

See accompanying notes to financial statements.

ASIA8, INC.
Statements of Cash Flows

	For the Quarters Ended
	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(424,593)	$(216,417)
Adjustments to reconcile net income to net cash used by
operating activities:
Depreciation and Amortization expense	239	2,281
(Gain) Loss on equity investments	407,170	163,791
Changes in operating assets and liabilities:
Decrease in Accounts receivable	-	27,285
Decrease in Other current assets	(594)	-
Decrease in Inventory	-	-
Increase in Accounts payable and accrued expenses	22,880	(14,511)

Net Cash Used in Operating Activities	5,102	(37,570)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets	-	-
Purchase of fixed assets	-	-

Net Cash (Used) in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Cash received on note receivable	-	-
Cash paid on notes payables	-	-
Increase/(Decrease) in notes payables	-	12,778
Common and preferred stock issued for cash/debt	-	0

Net Cash Provided by Financing Activities	-	12,778

NET INCREASE (DECREASE) IN CASH	5,102	(24,792)

CASH AT BEGINNING OF PERIOD	2,510	26,940

CASH AT END OF PERIOD	$7,613	$2,148

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES
COMMON STOCK ISSUED FOR DEBT	$-	$-

See accompanying notes to financial statements.

ASIA8, INC.
Notes to the Financial Statements
March 31, 2010

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

The Company changed its name on December 22, 1999 with the intent to acquire Asia4Sale.com, Ltd., a Hong Kong registered software development company (“LTD”) which was incorporated in March of 1999. At that time the Company had 1,000,000 shares of common stock outstanding and no assets or liabilities. The acquisition of LTD took place in February 2000, when the Company issued 9,000,000 common shares to acquire LTD. On December 11, 2000, the Company executed a one for one stock dividend.

The Company thus became a software development company in the process of designing and building a web based system for B2B and B2C selling, bartering, and auctioning of consumer goods and services to the Asian market place.

In 2000 the Company spent significant funds developing its software and attempting to market its software through various media channels. The development and marketing operations, handled through wholly owned subsidiary LTD., were ceased in mid 2000 due to lack of acceptance of the Company’s products and an overall downturn in the popularity of emerging B2C and B2B products. The Company eventually sold Asia4Sale.com, Ltd., to an unrelated party in January of 2005.

During June of 2000, the Company paid $970,000 to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August of 2003, World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd., to a Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby WWA stock was issued to owners of World Wide Auctioneers, Inc., in exchange for ownership of World Wide Auctioneers, Ltd. The exchange caused the Company to acquire a minority equity investment in WWA Group.

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
March 31, 2010

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

b. Basic Loss per Share

For the Three Months Ended March 31, 2010

Income	Shares	Per-Share
(Numerator)	(Denominator)	Amount
$ (424,593)	24,411,360	$ (0.02)

For the Three Months Ended March 31, 2009

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount

$ (216,417)	24,156,078	$ (0.01)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.
Notes to the Financial Statements
March 31, 2010

 c. Recent Accounting Pronouncements

In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.

In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines a “SEC Filer,” which we are; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. This guidance did not have a material impact on our financial position and results of operations.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The adoption of this guidance has not had a material impact on our financial position and results of operations.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

ASIA8, INC.
Notes to the Financial Statements
March 31, 2010

NOTE 4- EQUITY INVESTMENT

 In August 2000 the Company paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 World Wide Auctioneers, Inc., sold 100% of its subsidiary World Wide Auctioneers, Ltd., to Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At March 31, 2010, the Company owned 32% of the issued and outstanding WWA Group common stock.

Condensed financial information of WWA Group:

	As at December 31,
	2010	2009

Cash	$ 3,047,708	$ 8,636,411
Receivables	1,218,980	4,464,014
Other current assets	9,834,940	10,730,020
Fixed assets	6,622,108	6,409,532
Other assets	1,527,999	1,523,116

Total Assets	$ 22,251,735	$ 31,763,093

Auction payables	$ 1,582,056	$ 8,068,708
Other current liabilities	15,224,106	16,986,355
Long-term debt	724,529	726,788
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	249,372	1,509,570

Total Liabilities and Stockholders' Equity	$ 22,251,735	$ 31,763,093

Condensed financial information of WWA Group:

	For the three months Ended March 31,
	2010	2009

Net revenues	$ 5,802,080	$ 6,300,327
Direct costs	(5,374,343)	(5,269,841)
Operating expenses	(1,305,365)	(1,413,740)
Other income (expense)	(382,570)	(123,683)
Income taxes	-	-

Net Income (Loss)	$ (1,260,198)	$ (506,937)

ASIA8, INC.
Notes to the Financial Statements
March 31, 2010

NOTE 5- EQUITY TRANSACTIONS

In 2009, the Company issued 255,282 shares of common stock for cash at $0.16 per share. In 2008, the Company issued 1,084,243 shares of common stock by converting notes payables into equity at $0.16 per share. In 2007, the Company issued 2,124,250 shares of common stock for cash at prices ranging from $0.08 to $0.16 per share for a total value of $304,800.

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

NOTE 6 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the Note 1 through Note 4, above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year-ended December 31, 2009. Therefore, those footnotes are included herein by reference.

NOTE 7 – USE OF ESTIMATES

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 20, 2010, and determined there are no events to disclose.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our period ended March 31, 2010. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s current focus is to (i) work together with its 32% owned subsidiary, WWA Group, Inc. (“WWA Group”) and WWA Group’s subsidiaries to increase the value of the Company’s investment and (ii) leverage that relationship to develop the distribution of Wing House mobile shelter systems. We anticipate that we will require additional capital to market these businesses and recognize that the recent economic downturn in the global economy has decreased demand for our products that depend on optimism in the construction sector.

Wing House Mobile Shelters

We are displaying and using Wing House office units at the WWA Group auction yard, and actively marketing the units to the thousands of visitors to our yard each year. We are offering the units for sale or rental on a 60-day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales efforts though demand for this type of housing has receded. Intelspec International, Inc. (“Intelspec”), a former minority owned, unconsolidated subsidiary of WWA Group, is tendering and winning various contracts in Asia that may lead to more demand for the units. The Company and Intelspec will share gross profits made on any sales or rentals generated by Intelspec’s efforts.
WWA Group

WWA Group’s auctions have developed a significant customer base with recurring revenue that have lead to a dominant market share in Dubai, its primary operating market. The Company invested in WWA Group in 2000, anticipating potential future value appreciation in that investment, and possible synergies with our management’s experience in Asian product sourcing and WWA Group’s core auction and selling business.

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

We believe that the value of our investment in WWA Group has the potential for significant appreciation. We also believe that our working relationship with WWA Group combined with our access to its selling channels and customers will assist us in the marketing Asian manufactured mobile shelter products.
Unic Cranes and Atomix Boats

Due to the economic malaise in the construction sector and our complete lack of sales, we are currently evaluating whether or not we will restart our investment and marketing activities in Unic Cranes.

We may also resume seeking out relationships with real estate agents involved in selling marina and waterfront property throughout the U.A.E. However, the downturn in the global economy has had a major affect on the demand for leisure craft so we do not intend to invest additional effort into this business at this time.

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

Results of Operations

During the three months ending March 31, 2010, the Company failed to realize revenues from the sale of its products, which failure resulted in net losses for the period. Despite this reversal from net income in the prior period, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2010 alongside the efforts of Intelspec will generate sales of Wing Houses. Increased sales of products in future periods will enable us to expand our business.

Revenue and Gross Profit

The Company had no revenue or gross profits for the three months ended March 31, 2010 and 2009. We attribute this to the effect that a global recession has had on the demand for products for which we act as a distributor. We expect to realize revenue in future periods with a return to normalization in the global markets.

Operating Expenses

General and administrative expenses for the three months ended March 31, 2010, were $12,054 as compared $45,215 for the three months ended March 31, 2009. We expect that general and administrative expenses will increase in relation to our efforts to build our businesses.

Depreciation and amortization expenses for the three months ended March 31, 2010 and 2009 were $239 and $2,281 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities.

Other Income/Expense

Other expenses for the three months ended March 31, 2010, were $412,300 as compared to $168,920 for the three months ended March 31, 2009. Other expenses in the current period can be attributed to a loss on equity investments tied to our interest in WWA Group. We expect income related to the business operations of WWA Group will increase as WWA Group implements its business strategy to (i) increase cash flow through increased operating efficiencies from its primary auction site, (ii) continue to utilize lower cost venues including on-line auctions and smaller equipment auctions at smaller sites, (iii) further develop its non-auctioneering operations, and (iv) acquire synergetic businesses.

Net Income/Loss

Net loss for the three months ended March 31, 2010, was $424,593 as compared to $216,416 for the three months ended March 31, 2009. The significant increase in net loss in the current period can be attributed to the loss from our equity investment WWA Group. We expect to transition back to net income over the next twelve months as we expect income from our equity investment and revenue from the sale of Wing House mobile shelters.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the three months ended March 31, 2010.

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had a working capital deficit of $153,701. Our current assets were $8,207 consisting primarily of cash. Our total assets were $1,797,464 consisting primarily of our equity investment in WWA Group. At March 31, 2010, our current and total liabilities were $161,908.

Cash flow provided by operating activities for the three months ended March 31, 2010, was $5,102 as compared to cash flow used in operating activities of $37,570 for the three months ended March 31, 2009. Cash provided by operating activities within the current period as compared to cash used in the previous period was primarily due to adjustment from an increase in accounts payable and accrued expenses in the current period. We expect to generate cash from operations in 2010 with the realization of sales of Wing House mobile shelters as well as WWA Group’s transition to net income, and, accordingly, a gain on our equity investments.

The Company had no cash flow provided by investing activities for the three months ended March 31, 2010 and 2009.

Cash flow provided by financing activities for the three months ended March 31, 2010 was $0 as compared to $12,778 for the three months ended March 31, 2009.

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

While we were able to generate sufficient cash flow from operations to cover certain of our expenditures during the three months ended March 31, 2010, we can offer no assurance that we can maintain our ability to continue operations. Until the point at which cash flow from operations consistently covers expenditures, we will have to obtain additional working capital from debt or equity placements, or sales of our marketable securities, to effectively continue our operations. Although we have a commitment for the provision of up to $272,000 in additional working capital, this commitment may prove to be insufficient. Our inability to cover short falls in cash flow would cause us to reduce expenditures which could have a material adverse effect on our business.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of March 31, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2009 included in our Form 10-K filed with the Securities and Exchange Commission, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

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

Recent Accounting Pronouncements

Please see Note 2 to our financial statements included herein for recent accounting pronouncements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by WWA Group’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of WWA Group’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, WWA Group’s management concluded, as of the end of the period covered by this report, that WWA Group’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2010, that materially affected, or are reasonably likely to materially affect, WWA Group’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 5, 2009 WWA Group received a Pre-Penalty Notice (“Notice’) from the Office of Foreign Assets Control (“OFAC”). The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty of $4,665,600 be imposed on WWA Group subject to adjustment based on evidence presented in response to the Notice. The Notice process permits us to contact OFAC by telephone to initiate settlement discussions or otherwise provide a written response to the perceived violations within the permitted 30 day notice period prior to the issuance of a Penalty Notice. WWA Group has provided a written response to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the U.S. and is now awaiting OFAC’s response.

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

As of March 31, 2010, the Company had a working capital deficit of $153,701. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

AS A DISTRIBUTOR WE DEPEND ON THE PERFORMANCE OF THIRD PARTY MANUFACTURERS

The Company relies on Renhe Manufacturing China to procure Wing House mobile shelters for distribution and may again rely upon Japan-based Furukawa Unic to procure construction cranes and China-based Atomix Boats Co. Ltd., to procure boats for distribution. Our business plan is reliant on the delivery of products from these respective manufacturers, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s performance.

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

We incur significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and have an adverse Affect on SHAREHOLDER PERCEPTION.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.                               Date

     /s/ Eric Montandon                              May 21, 2010

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

14*     Code of Ethics (Code of Conduct) (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

21*     Subsidiaries (unconsolidated) of the Company (incorporated by reference to the Form 10-K filed with the Commission on March 31, 2010).

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