Form 10-Q
period 2010-06-30
ASIA8, INC.
filed 2010-08-23
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  þ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2010.
  o Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from                 to

.

Commission file number: 000-27735

ASIA8, INC.
(Exact name of registrant as specified in its charter)

Nevada	77-0438927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2465 W. 12th St. Suite 2, Tempe, Arizona 85281-6935
(Address of principal executive offices) (Zip Code)

(480) 505-0070

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changes since last report)

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yesþ Noo.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yeso Noþ

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-
accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:
Large accelerated filer o Accelerated filer o Non-accelerated filer o Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the
Exchange Act): Yes o No þ

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 23, 2010, was 24,411,360.

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

ASIA8, INC.

Balance Sheets

	Unaudited	Audited
	June 30	December 31
ASSETS	2010	2009

CURRENT ASSETS
Cash	$1,579	$2,510
Accounts receivable	-	-
Other current assets	3,594	-
Total Current Assets	5,173	2,510

EQUIPMENT, Net	240	719

OTHER ASSETS
Investments	1,775,182	2,204,634
Other non-current assets	-	-
Total Other Assets	1,775,182	2,204,634

TOTAL ASSETS	$1,780,595	$2,207,863

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$175,376	$139,028
Notes payable - related party	-	-
Total Current Liabilities	175,376	139,028

TOTAL LIABILITIES	175,376	139,028

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 shares issued and outstanding	2	2
Common stock: 100,000,000 shares authorized;
$0.001 par value;24,411,360 and 24,156,078 shares issued
and outstanding, respectively	24,411	24,411
Additional paid-in capital	3,621,210	3,621,210
Accumulated deficit	(2,040,404)	(1,576,788)

Total Stockholders' Equity	1,605,219	2,068,835

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$1,780,595	$2,207,863

The accompanying notes are an integral part of these financial statements

Asia 8, Inc.
Statements of Operations
	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

REVENUES	$-	$-	$-	$-
COST OF GOODS SOLD	-	-	-	-
GROSS PROFIT	-	-	-	-
OPERATING EXPENSES :
General and administrative	11,372	49,274	23,425	94,489
Depreciation and amortization	239	239	479	2,520
TOTAL OPERATING EXPENSES	11,611	49,513	23,904	97,009
OTHER INCOME (EXPENSES)
Other income	0	13,322	0	13,322
Preferred stock dividend	(5,130)	(5,130)	(10,260)	(10,260)
Interest income	0	11	0	12
Income (loss) from equity investment	(22,282)	255,882	(429,452)	92,090
TOTAL OTHER INCOME (EXPENSES)	(27,412)	264,085	(439,712)	95,165
NET INCOME (LOSS)	(39,023)	214,572	(463,616)	(1,844)
BASIC INCOME (LOSS) PER SHARE	(0.00)	0.01	(0.02)	$(0.00)
FULLY DILUTED INCOME (LOSS) PER
SHARE	(0.00)	0.01	(0.02)	$(0.00)
BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	24,156,078	24,156,078	24,156,078	24,156,078
FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	24,156,078	24,156,078	24,156,078	24,156,078
The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Statements of Cash Flows

                                                                                                                      For the six months ended
                                                                                                                June 30

	2010	2009

OPERATING ACTIVITIES

Net income (loss)	$(463,616)	$(1,844)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	479	2,520
(Gain) Loss on equity investment	429,452	(92,090)
(Gain) Loss on disposition of assets	-	(2,410)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	0	0
(Increase) decrease in inventory	-	-
(Increase) decrease in other current assets	(3,594)	-
Increase (decrease) in accounts payable and accrued expenses	36,348	30,178

Net Cash Used in Operating
Activities	(931)	(63,646)
INVESTING ACTIVITIES
Proceed from sale of fixed assets	0	-
Net cash provided by investing
activities	0	-

FINIANCING ACTIVITIES

Increase in notes payable	0	22,822
Proceeds from note receivable	-	-

Net Cash Provided by
Financing Activities	-	22,822

NET INCREASE (DECREASE) IN CASH	(931)	(25,824)

CASH AT BEGINNING OF PERIOD	2,510	26,940

CASH AT END OF PERIOD	$1,579	$1,116

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Notes to the Financial Statements
June 30, 2010

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

In 2000 the Company spent significant funds developing its software and attempting to market its software through various media channels. The development and marketing operations, handled through wholly owned subsidiary LTD., were ceased in mid 2000 due to lack of acceptance of the Company’s products and an overall downturn in the popularity of emerging B2C and B2B products. The Company eventually sold Asia4Sale.com, Ltd., to an unrelated party in 2005.

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
June 30, 2010

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

b. Basic Loss Per Share

For the Three Months Ended June 30, 2010

Income	Shares	Per-Share
(Numerator)	(Denominator)	Amount
$(39,023)	24,156,078	$(0.00)
For the Three Months Ended June 30, 2009
Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$214,572	24,156,078	$0.01

The computations of basic income per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.
Notes to the Financial Statements
June 30, 2010

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

ASIA8, INC.
Notes to the Financial Statements
June 30, 2010

NOTE 4 - EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 World Wide Auctioneers, Inc., sold 100% of its subsidiary World Wide Auctioneers, Ltd., to Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of World Wide

Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At June 30, 2010, the Company owned 32% of the issued and outstanding WWA Group common stock.

Condensed financial information of WWA Group:

	As at June 30,	As at December 31,
	2010	2009
Cash	$4,583,835	$8,636,411
Receivables	7,817,356	4,464,014
Other current assets	9,972,051	10,730,020
Fixed assets	6,907,448	6,409,532
Other assets	1,880,239	1,523,116

Total Assets	$31,160,929	$31,763,093

Auction payables	$7,118,823	$8,068,708
Other current liabilities	18,253,756	16,986,355
Long-term debt	1,136,270	726,788
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	180,408	1,509,570

Total Liabilities and	$31,160,929	$31,763,093
Stockholders' Equity

Condensed financial information of WWA Group:

	For the three months Ended
	June 30,
	2010	2009
Net revenues	$10,920,284	$8,574,487
Direct costs	(9,449,941)	(6,231,412)
Operating expenses	(1,206,955)	(1,375,284)
Other income (expense)	(332,351)	(175,832)
Income taxes	-	-

ASIA8, INC.
Notes to the Financial Statements
June 30, 2010

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2010. Our fiscal year end is December 31.

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

Results of Operations

During the six month period ending June 30, 2010 the Company failed to realize revenues from the sale of its products which failure resulted in net losses for the period. Despite this reversal from net income in the prior period, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2010 alongside the efforts of Intelspec will generate sales of Wing Houses. Increased sales of products in future periods will enable us to expand our business.

Revenue and Gross Profit

The Company had no revenue or gross profits for the three months and six months ended June 30, 2010 and 2009. We attribute this to the effect that a global recession has had on the demand for products for which we act as a distributor. We expect to realize revenue in future periods with a return to normalization in the global markets

Operating Expenses

General and administrative expenses for the three months ended June 30, 2010, were $11,371 as compared $49,274 for the three months ended June 30, 2009. Expenses for the six month period ended June 30, 2010 were $23,425 as compared to expenses of $94,489 for the six months ended June 30, 2009, a decrease of 75%. We expect that general and administrative expenses will increase in relation to our efforts to build our businesses.

Depreciation and amortization expenses for the three months ended June 30, 2010 and 2009 were $239. Depreciation and amortization expenses for the six month periods ended June 30, 2010 and 2009 were $479 and $2,520 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding the operation of our distribution activities.

Other Income/Expense

Other expenses for the three month period ended June 30, 2010 were $27,412 as compared to other income of $264,085 for the three month period ended June 30, 2009. Other expenses for the six month period ended June 30, 2010 were $439,712 as compared to other income of $95,165 for the six month period ended June 30, 2009. The transition from other income to other expenses in the current three and six month periods can be attributed to a loss on equity investments tied to our interest in WWA Group. We expect income related to the business operations of WWA Group will increase as WWA Group implements its business strategy to (i) increase cash flow through increased operating efficiencies from its primary auction site, (ii) continue to utilize lower cost venues including on-line auctions and smaller equipment auctions at smaller sites, (iii) further develop its non-auctioneering operations, and (iv) acquire synergetic businesses.

Net Income/Losses

Net loss for the three month period ended June 30, 2010 was $39,023 as compared to net income of $214,572 for the three month period ended June 30, 2009. Net loss for the six months period ended June 30, 2010 was $463,616 as compared to net loss of $1,844. The significant increase in net loss in the current period can be attributed to the loss from our equity investment WWA Group. We expect to transition back to net income over the next twelve months as we expect income from our equity investment and revenue from the sale of Wing House mobile shelters.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the six months ended June 30, 2010.

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

.

Liquidity and Capital Resources

At June 30, 2010, the Company had a working capital deficit of $170,203. Our current assets were $5,173 which included cash of $1,579 and other current assets of $3,594. Our total assets were $1,780,595 consisting primarily of our equity investment in WWA Group of $1,775,182. At June 30, 2010 our current and total liabilities were $175,376.

Cash flow used in operating activities for the six months ended June 30, 2010, was $931 as compared to cash flow used in operating activities of $63,646 for the six months ended June 3, 2010. Cash provided by operating activities within the current period as compared to cash used in the previous period was primarily due to adjustment from an increase in accounts payable and accrued expenses in the current period. We expect to generate cash from operations in 2010 with the realization of sales of Wing House mobile shelters as well as WWA Group’s transition to net income, and, accordingly, a gain on our equity investments.

The Company had no cash flow provided by investing activities for the six months ended June 30, 2010 as compare to cash flow provided by investing activities of $15,000 for the six months ended June 30, 2009.

Cash flow provided by financing activities for the three months ended June 30, 2010 was $0 as compared to $22,822 for the six months ended June 30, 2009.

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

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of June 30, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2009, included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

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

  our anticipated financial performance;
  our ability to fund cash requirements for operations;
  uncertainties related to the growth of our business and the acceptance of products and services;
  our ability to realize sufficient revenues to expand operations;
  the volatility of the stock market; and
  general economic conditions.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2010, the Company had a working capital deficit of $170,203. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

THE COMPANY’S STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting our market price will include:

  perceived prospects;
  negative variances in our operating results, and achievement of key business targets;
  limited trading volume in shares of our common stock in the public market;
  sales or purchases of large blocks of our stock;
  changes in, or our failure to meet, earnings estimates;
  changes in securities analysts’ buy/sell recommendations;
  differences between our reported results and those expected by investors and securities analysts;
  announcements of new contracts by us or our competitors;
  announcements of legal claims against us;
  market reaction to any acquisitions, joint ventures or strategic investments announced by us;
  developments in the financial markets;
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
None.

ITEM 4. (REMOVED AND RESERVED)

Removed and reserved

ITEM 5. OTHER INFORMATION

None.

ITEM 6.

EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 24 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.

Date

/s/ Eric Montandon August 23, 2010

By: Eric Montandon

Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit		Description

3(i)	(a)*	Articles of Incorporation dated September 23, 1996 (incorporated by reference to the
Form 10-12G filed with the Commission on October 20, 1999).
3(i)	(b)*	Amended Articles of Incorporation dated July 9, 1999 (incorporated by reference from
Form 10-QSB filed with the Commission on October 20, 1999).
3(i)	(c)*	Amended Articles of Incorporation dated December 22, 1999 (incorporated by reference from Form 10-QSB filed with the Commission on May 15, 2007).
3(i)	(d)*	Amended Articles of Incorporation dated April 20, 2007 (incorporated by reference from
Form 10-QSB filed with the Commission on May 15, 2007).
3(ii)	(a)*	By-Laws dated May 6, 1999 (incorporated by reference Form 10-12G filed with the
Commission on October 20, 1999).
3(ii)	(b)*	Amended Bylaws dated January 22, 2007 (incorporated by reference to the Form 8-K filed with the Commission on January 29, 2007).
10	(i)*	Share Purchase Agreement dated June 2000 between Asia8, Inc. (formerly
Asia4Sale.com, Inc.) and World Wide Auctioneers, Inc. (incorporated by reference to the
Form 8-K filed with the Commission on October 3, 2007).
10	(ii)*	Unic Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Peter Prescott
(incorporated by reference to the Form 8-K filed with the Commission on October 3,
2007).
10	(iii)*	Tri-car Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Asian
Dragon Entertainment and Gaming Corporation (incorporated by reference to the Form
8-K filed with the Commission on October 3, 2007).
10	(iv)*	Atomix Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Peter
Prescott (incorporated by reference to the Form 8-K filed with the Commission on
October 3, 2007).
14	*	Code of Ethics (Code of Conduct) (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).
21	*	Subsidiaries of the Company (incorporated by reference to the Form 10-K filed with the
Commission on April 1, 2009).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule
	13a-14	of the Securities and Exchange Act of 1934, as amended, as adopted pursuant to
	Section	302 of the Sarbanes-Oxley Act of 2002 (attached).
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18
	U.	S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
	2002	(attached).

* Incorporated by reference to previous filings of the Company.