Form 10-Q
period 2010-09-30
ASIA8, INC.
filed 2010-11-15
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2010.

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 15, 2010, was 24,411,360.

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

ASIA8, INC.
Balance Sheets
	Unaudited	Audited
ASSETS	September 30 2010	December 31 2009

CURRENT ASSETS
Cash	$ 6,212	$ 2,510
Accounts receivable	-	-
Other current assets	3,594	-
Total Current Assets	9,806	2,510

EQUIPMENT, Net	-	719

OTHER ASSETS

Investments	1,754,969	2,204,634
Other non-current assets	-	-
Total Other Assets	1,754,969	2,204,634

TOTAL ASSETS	$ 1,764,775	$ 2,207,863

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 196,168	$ 139,028
Notes payable - related party	-	-
Total Current Liabilities	196,168	139,028

TOTAL LIABILITIES	196,168	139,028
STOCKHOLDERS' EQUITY
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 shares issued and outstanding	2	2
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,411,360 and 24,156,078 shares issued
and outstanding, respectively	24,411	24,411
Additional paid-in capital	3,621,210	3,621,210
Accumulated deficit	(2,077,016)	(1,576,788)
Total Stockholders' Equity	1,568,607	2,068,835

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,764,775	$ 2,207,863

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
Statements of Operations
Unaudited

	Three months ended September 30		Nine months ended September 30

	2010	2009	2010	2009

REVENUES	$ -	$ -	$ -	$ -

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES :
General and administrative	11,030	44,742	34,454	139,232
Depreciation and amortization	240	239	719	2,760

TOTAL OPERATING EXPENSES	11,270	44,981	35,173	141,992

OTHER INCOME (EXPENSES)
Other income	-	22,089	-	35,413
Preferred stock dividend	(5,130)	(5,130)	(15,390)	(15,390)
Interest income	-	-	-	11
Income (loss) from equity investment	(20,212)	(951,925)	(449,665)	(859,835)
Impairment of goodwill	-	(224,000)	-	(224,000)

TOTAL OTHER INCOME (EXPENSES)	(25,342)	(1,158,966)	(465,055)	(1,063,800)

NET INCOME (LOSS)	$ (36,612)	$ (1,203,947)	$ (500,228)	$(1,205,792)

BASIC INCOME (LOSS) PER SHARE	$ (0.00)	$ (0.05)	$ (0.02)	$ (0.05)

FULLY DILUTED INCOME (LOSS) PER SHARE	$ (0.00)	$ (0.05)	$ (0.02)	$ (0.05)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,156,078	24,156,078	24,156,078	24,156,078

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,156,078	24,156,078	24,156,078	24,156,078

The accompanying notes are an integral part of these financial statements

ASIA8, INC. Statements of Cash Flows
Unaudited

	For the nine months ended September 30
	2010	2009

OPERATING ACTIVITIES

Net income (loss)	$ (500,228)	$ (1,205,792)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation expense	719	2,760
(Gain) Loss on equity investment	449,665	859,834
(Gain) Loss on disposition of assets	-	(2,410)
Changes in operating assets and liabilities:
(Increase) decrease in receivables	-	31,065
(Increase) decrease in inventory	-	-
(Increase) decrease in other current assets	(3,594)	-
Increase (decrease) in accounts payable and accrued expenses	57,140	26,132

Net Cash Provided (Used) in Operating Activities	3,702	(288,410)

INVESTING ACTIVITIES
Impairment of goodwill	-	224,000
Proceed from sale of fixed assets	-	15,000
Net cash provided by investing activities	-	239,000

FINIANCING ACTIVITIES

Increase in notes payable	-	23,822
Proceeds from note receivable	-	-

Net Cash Provided by Financing Activities	-	23,822

NET INCREASE (DECREASE) IN CASH	3,702	(25,588)

CASH AT BEGINNING OF PERIOD	2,510	26,940

CASH AT END OF PERIOD	$ 6,212	$ 1,352

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
 Notes to the Financial Statements

September 30, 2010

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (the “Company”), a Nevada corporation, was incorporated in September of 1996. The Company was formerly known as H&L Investments, Inc.

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

September 30, 2010

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

b. Basic Loss Per Share

                                                   For the Three Months Ended September 30, 2010

                                                       Income                  Shares                Per-Share

                                                  (Numerator)         (Denominator)          Amount

                                               $       (36,612)           24,156,078          $        (0.00)

                                                   For the Three Months Ended September 30, 2009

                                                       Income                  Shares                  Per Share

                                                   (Numerator)        (Denominator)            Amount

                                               $   (1,203,947)          24,156,078          $          (0.05)

The computations of basic income per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.
 Notes to the Financial Statements

September 30, 2010

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

c. Recent Accounting Pronouncements

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim period within those years, beginning on or after June 15, 2010. The adoption of this guidance did not significantly impact the Company’s condensed consolidated financial statements. This guidance was incorporated into the Company’s recognition of revenue.

Management believes the impact of other recently issued standards and updates, which are not yet effective, will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows upon adoption.

NOTE 4 - EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 World Wide Auctioneers, Inc., sold 100% of its subsidiary World Wide Auctioneers, Ltd., to Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At September 30, 2010, the Company owned 32% of the issued and outstanding WWA Group common stock.

Condensed financial information of WWA Group:

	As at September 30,	As at December 31,
	2010	2009

Cash	$ 2,569,304	$ 8,636,411
Receivables	8,742,223	4,464,014
Other current assets	10,528,378	10,730,020
Fixed assets	6,844,608	6,409,532
Other assets	1,584,277	1,523,116

Total Assets	$ 30,268,790	$ 31,763,093

Auction payables	$ 566,126	$ 8,068,708
Other current liabilities	22,675,505	16,986,355
Long-term debt	2,437,637	726,788
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	117,850	1,509,570

Total Liabilities and Stockholders' Equity	$ 30,268,790	$ 31,763,093

ASIA8, INC.
 Notes to the Financial Statements

September 30, 2010

 NOTE 4 - EQUITY INVESTMENT

Condensed financial information of WWA Group:

	For the three months ended September 30,
	2010	2009

Net revenues	$ 10,329,056	$ 8,144,798
Direct costs	(9,092,995)	(9,151,097)
Operating expenses	(975,016)	(1,612,181)
Other income (expense)	(323,602)	(327,741)
Income taxes	-	-

Net Income (Loss)	$ (62,558)	$ (2,946,223)

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

ASIA8, INC.
 Notes to the Financial Statements

September 30, 2010

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through November 15 , 2010, and determined there is only one event to disclose:

Effective October 31, 2010, WWA Group concluded a Share Purchase Agreement (the “Agreement”) to sell World Wide Auctioneers, Ltd., to Seven International Holdings, Ltd. (“Seven”), a Hong Kong based investment company. There is no material relationship between WWA Group and Seven. Pursuant to the Agreement, WWA Group sold 50,000 shares of World Wide Auctioneers, Ltd., which is 100% of the issued and outstanding ownership, for ten dollars and other good and valuable consideration. The Agreement involves an assumption by Seven of all the assets and liabilities of World Wide Auctioneers, Ltd., resulting in a net gain to WWA Group. The sale does not affect WWA Group’s equity position and other assets related to Infrastructure, WWA Group’s stake in Asset Forum LLC, and WWA Group’s on-line auction software that was developed in house. WWA Group will assist in the management of World Wide Auctioneers, Ltd., during a transitional period that will extend until April 30, 2011.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2010. Our fiscal year end is December 31.

Discussion and Analysis

The Company’s current focus is to (i) work with WWA Group, Inc. (“WWA Group”), an unconsolidated entity in which we it holds a 32% interest as a means to generate a return on investment, and (ii) work with Infrastructure Developments Corp. (“Infrastructure”) to distribute Wing House mobile shelter systems.

WWA Group

World Wide Auctioneers, Ltd.  (“World Wide Auctioneers”) holds heavy equipment auctions in various parts of the world from its base in Dubai, UAE. The Company first became involved with World Wide Auctioneers in 2000 through investment based on the prospect of future value appreciation. During the third quarter of 2003 World Wide Auctioneers was acquired by WWA Group, a trading public company. World Wide Auctioneers has since developed a significant customer base with recurring revenue that lead to a dominant market share in Dubai. However, the recent downturn in the global economy has had a major affect on the results of operations associated with World Wide Auctioneers’ business. Accordingly, WWA Group sold World Wide Auctioneers to an unrelated party effective October 31, 2010.

The sale of World Wide Auctioneers does not affect WWA Group’s equity position and other assets related to (i) Infrastructure, (ii) its on-line auction software, and (iii) WWA Group’s interest in Asset Forum.

Since the relationship between the Company and WWA Group is one of common control, the Company benefits from the contacts and business development opportunities generated by WWA Group’s business activities. We intend to provide additional financial and business support to WWA Group as necessary to help grow the value of our equity interest.

Wing House Mobile Shelters

We continue to market Wing House office units and mobile shelters for sale or rental on a 60-day delivery schedule from order date. Despite our efforts to negotiate financing with the manufacturer as a means to spur sales overall demand for this type of housing has receded. Infrastructure, a minority owned, unconsolidated subsidiary of WWA Group, is also marketing Wing House units as part of the tender process in efforts to generate demand for this product in Asia. Should Infrastructure be successful in its efforts to sell Wing House units it will share gross profits with the Company on any sales or rentals realized.

12

Unic Cranes

Due to the economic malaise in the construction sector, we do not intent to return to marketing Unic Cranes.

Expansion Plans into other Businesses

The Company is currently targeting operating businesses and assets that are priced at current market levels that do not rely on expanding economies to generate profit. Since the Company’s ability to raise capital for acquisitions is limited, our current intention is to rely on stock for stock exchange transactions as a means by which to expand into new business opportunities.

Results of Operations

During the nine month period ending September 30, 2010 the Company failed to realize revenues from the sale of its products which failure resulted in net losses for the period. Nonetheless, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2010 will generate sales of Wing Houses in the near term. Sales of our products in future periods will enable us to expand our business.

Revenue and Gross Profit

The Company had no revenue or gross profits for the three months and nine months ended September 30, 2010 and 2009. We attribute this to the effect that a global recession has had on the demand for products for which we act as a distributor. We expect to realize revenue in future periods with a return to normalization in the global markets

Operating Expenses

General and administrative expenses for the three months ended September 30, 2010, were $11,270 as compared to $44,981 for the three months ended September 30, 2009. General and administrative expenses for the nine month period ended September 30, 2010 were $35,173 as compared to $141,992 for the nine months ended September 30, 2009. We expect that general and administrative expenses will remain at minimum levels until such time as the Company expands its business.

Depreciation and amortization expenses for the three months ended September 30, 2010 and 2009 were $240 and $239 respectively. Depreciation and amortization expenses for the nine month periods ended September 30, 2010 and 2009 were $719 and $2,760 respectively.

Other Expenses

Other expenses for the three months ended September 30, 2010 were $25,342 as compared to $1,158,966 for the three months ended September 30, 2009. Other expenses for the nine months ended September 30, 2010 were $465,055 as compared to $1,063,800 for the nine months ended September 30, 2009. Other expenses in all periods can be primarily attributed to a loss on equity investments tied to our interest in WWA Group, which expenses decreased considerably in the current three month period. We expect expenses related to the business operations of WWA Group to remain low in the near term with the sale of its auctioneering subsidiary World Wide Auctioneers.

Net Losses

Net loss for the three months ended September 30, 2010 was $36,612 as compared to net loss of $1,203,947 for the three months ended September 30, 2009. Net loss for the nine months ended September 30, 2010 was $500,228 as compared to $1,205,792 for the nine months ended September. The significant decrease in net losses in the current periods can be attributed to the decrease in losses associated with our equity investment in WWA Group. We expect to continue to realize net losses in the near term.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the nine months ended September 30, 2010.

Income Tax Expense (Benefit)

The Company may have an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years and that it has offset any inflationary increases by improving operating efficiencies. However, inflation has had a negative impact on the results of operations realized by WWA Group over the past 24 months which impact has affected the performance of our equity investment.

Liquidity and Capital Resources

At September 30, 2010, the Company had a working capital deficit of $186,362. Our current assets were $9,806 which included cash of $6,212 and other current assets of $3,594. Our total assets were $1,764,775 consisting primarily of our equity investment in WWA Group of $1,754,969. At September 30, 2010 our current and total liabilities were $196,168 and total stockholder’ equity was $1,568,607.

Cash flow provided by operating activities for the nine months ended September 30, 2010, was $3,702 as compared to cash flow used in operating activities of $288,410 for the nine months ended September 30, 2009. The transition to cash flow provided by operating activities in the current period from cash flow used in operating activities in the prior period can be attributed to a decrease in net losses and an increase in accounts payable. Until such time as our investment in WWA Group realizes a gain we expect to continue to use cash flows in operations.

The Company had no cash flow provided by investing activities for the nine months ended September 30, 2010 as compare to cash flow provided by investing activities of $239,000 for the nine months ended September 30, 2009. We expect cash flow provided by investing activities in future periods subject to the performance of our investment in WWA Group.

The Company had no cash flow provided by financing activities for the nine months ended September 30, 2010 as compared to $23,822 for the nine months ended September 30, 2009. We expect to realize cash flow from financing activities in the near term to ensure our ability to maintain operations.

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a current face market value of over $400,000. We could sell a portion of these shares, subject to the limitations imposed by Rule 144, as a source of operating funds.

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

We have been unable to generate sufficient cash flow from operations to cover expenditures during the nine months ended September 30, 2010. Until the point at which cash flow from operations covers expenditures, we will have to obtain additional working capital from debt or equity placements or sales of our marketable securities to continue our operations. Although we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Our inability to cover short falls in cash flow would cause us to reduce expenditures which could have a material adverse effect on our business.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of September 30, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to stockholders.

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

Recent Accounting Pronouncements

Please see Note 3 to our financial statements included herein for recent accounting pronouncements.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.     CONTROLS AND PROCEDURES

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2010, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2010, the Company had a working capital deficit of $186,362. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

MARKET ACCEPTANCE OF THE PRODUCTS WE HAVE DISTRIBUTION RIGHTS TO IS CRITICAL TO OUR GROWTH

The Company intends to continue to generate revenue from the sale of mobile shelters and may attempt to generate revenue from cranes in the future. As such, market acceptance of our products is critical. If our prospective customers do not accept or purchase these products, then our revenue, cash flow and/or operating results will be negatively impacted.

WE COMPETE WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for mobile shelters and construction cranes is intense. While the products we are entitled to distribute are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer construction cranes and mobile shelters and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations.

AS A DISTRIBUTOR WE DEPEND ON THE PERFORMANCE OF A THIRD PARTY MANUFACTURER

The Company relies on Renhe Manufacturing China to procure Wing House mobile shelters for distribution. Our business plan is reliant on the delivery of products from these respective manufacturers, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s performance.

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

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and negative SHAREHOLDER PERCEPTION.

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

Asia8, Inc.                                                                                Date

/s/ Eric Montandon                                                                  November 15, 2010

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