Form 10-K
period 2010-12-31
ASIA8, INC.
filed 2011-04-14
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  ___ to              .

Commission file number: 000-27735

ASIA8, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (I.R.S. Employer Identification No.)

404 W. Powell Lane, Suite 303-304, Austin, Texas  78753

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

Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (19,637,775 shares) was approximately $3,142,044 based on the price of $0.16 at which the registrant’s common stock was last authorized for issuance in 2009.

At April 14, 2011 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 24,411,360.

1

PART I

ITEM 1.          BUSINESS

As used herein the terms “Company,” “it,” “its,” “we,” “our,” and “us” refer to Asia8, Inc., its subsidiaries, and its predecessors, unless context indicates otherwise.

Corporate History

Asia8, Inc. was incorporated in Nevada as “H&L Investments, Inc.” in September of 1996. On December 22, 1999 we changed our name to “Asia4sale.com, Inc.” on acquiring Asia4Sale.com, Ltd., a Hong Kong registered software development company. The Company sold Asia4Sale.com, Ltd. in January of 2005.

We acquired a 49% interest in World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd (“WWA”), an international equipment auction company on June 30, 2000. WWA, based in the United Arab Emirates (UAE) holds unreserved auctions on a consignment basis for the sale of construction, industrial and transportation equipment. On August 8, 2003 World Wide Auctioneers, Inc. sold 100% of WWA to a Nevada registered company, WWA Group, Inc. (“WWA Group”) in a stock exchange transaction. The stock exchange caused us to acquire a minority equity investment in WWA Group which we account for using the equity method, whereby our percentage of the net income or losses of WWA Group are accounted in our own results as other income or losses.WWA Group sold WWA to Seven International Holdings, Ltd. (“Seven”), a Hong Kong registered company, on October 31, 2010, in exchange for Seven’s assumption of the assets and liabilities of WWA subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest and debt position in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds an unconsolidated 17.75% equity position.

The Company maintains the exclusive rights to distribute Unic Cranes, Atomix boats and Renhe Mobile House products or “Wing Houses” in the UAE though sales of these respective products have decreased to nil over the last twenty four months due primarily to the recent global downturn. Although the downturn in the UAE has generally abated the demand for the products we have under contract has been slow to recover causing us to discontinue distribution efforts in relation to the Unic Crane and Atomix boat products.

Our business office is located 404 W. Powell Lane, Suite 303-304, Austin, Texas, 78753, and our telephone number is (480) 505-0070. Our registered statutory office is located at the UPS Store 1650 3395 South Jones Boulevard, Las Vegas, Nevada 89146.

The Company

Wholly Owned and Operated Business Divisions

The Company coordinates its efforts with those of WWA Group to increase the value of its investment by developing business operations that are in some way related to those of WWA Group. We maintain the exclusive rights to distribute a wide array of products within the UAE including Unic Hydraulic Cranes that are manufactured in Japan, Atomix Pleasure Boats that are manufactured in China, and “Wing Houses” that are manufactured in China. All three products are of high quality and priced by the manufacturers near the high end of the market when compared with their respective competitors. Since obtaining these distribution rights we have sold 37 Unic cranes, 7 Atomix Boats, and 5 Wing Houses.

Despite our initial success in distributing products under license, the onset of recessionary economic conditions in 2008 throughout the Gulf Region stifled new construction projects which reduced the demand for Unic Cranes and Atomix Boats to a point where continued sales on a competitive basis were untenable. Currently, we no longer market either Unic Cranes or Atomix Boats. Product distribution efforts are now focused entirely on “Wing Houses” on a joint basis with Intelspec International, Inc., a wholly owned subsidiary of Infrastructure in which WWA Group holds an equity interest.

The Wing House mobile shelter system was specifically designed to meet the need for an efficient, cost-effective mobile structure capable of serving as an office, residence, or storage space. Each Wing House unit is delivered as a standard 40 foot container with all ISO fittings in place for easy transport.  These units can be placed anywhere with a swinglift and opened into an 850 square-foot living or working environment within 4 to 5 hours. The Wing House is an ideal solution for any application requiring low-cost, rapidly-mobile living or office space. The units are effectively insulated and carry a 5-star energy use rating, making them ideal for use in the hot climate conditions of the Gulf Region. The units are pre-wired for telephone, internet, and television, and can be ordered with pre-installed air conditioning and blinds. All units are delivered complete with all electrical wiring including lighting, sockets and switches, complete plumbing and a hot water system, external lighting, built-in cabinetry, and a fully fitted bathroom. The Wing House retails at approximately $65,000 and faces virtually no equivalent competition.  The Wing House is built in China by Renhe Manufacturing.

WWA Group Equity Interest

We own 7,291,516 shares of WWA Group or approximately 32% of its common stock. WWA Group was a diversified industrial services company founded on heavy equipment auctions that expanded into shipping, equipment rentals, construction, earthmoving, and other complimentary services. WWA Group sold WWA to Seven on October 31, 2010.

WWA is headquartered in Dubai, UAE though it has conducted auctions throughout the world. Since 2001, WWA has auctioned over $1 billion worth of vehicles and equipment holding 43 large un-reserved equipment auctions and 23 video and internet auctions from Dubai and Doha, Qatar. Equipment auctioned in Dubai and Doha included more than 42,000 items from 4,700 consignors sold to over 7,100 bidders. Gross auction sales from these primary locations amount to in excess of $800 million through this period, in addition to over $200 million in gross auction sales realized from other auction locations at which WWA operates pursuant to joint ventures or franchise relationships. WWA’s primary auctioned items include mobile and stationary earthmoving and construction equipment such as crawler tractors, excavators, wheel loaders, cranes, trucks and trailers, generators, compressors, agricultural tractors, and forklifts. Much of the equipment can be used in multiple industries and in diverse geographic locations. WWA also sells light vehicles and other related items such as boats and motorcycles. WWA generates commission and service income from these auctions that comprises a large portion of WWA’s total gross operating revenue. Much of WWA’s remaining gross operating revenue was the result of ship charter receipts.

WWA Group holds a majority interest in Asset Forum, an Arizona based company that provides an international listing service that matches sellers with buyers for heavy equipment and real estate. We have supplemented Asset Forum's distinctive listing service with our on-line auction software to perform the actual bidding and selling function of items for on-line auction. The Asset Forum business model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners over a broad range of asset categories. The platform includes a unique forum function that enables the viewer to post comments on the items displayed and permits buyers to deal directly with sellers which we have enhanced with our proprietary WWA BidLive software. Asset Forum’s combination of open forum, owner direct and customized auctions in one marketplace for buyers and sellers attracted thousands of asset listings in 2010.

4

WWA Group holds a minority equity interest in Infrastructure, a project management company focused on specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. Managed by engineers with extensive experience in construction, disposal, environmental remediation, telecommunications, and technical project management, Infrastructure seeks out project management opportunities in oil and gas infrastructure and support activities, permanent and temporary forward base camp installation and communications, construction endeavors, debris disposal and reclamation, earthmoving and mining operations. US Military contracts in Southeast Asia have been a significant source of recent work, with Infrastructure’s projects including:

•         Design/build construction of a Close Quarters Battle (CQB) Training Facility, Camp Erawan, Thailand; the project consists of the construction for the U.S. Navy of a two-story shoot house for military training; awarded May, 2009, completed January 21, 2010.

•         Construction of seven (7) new barracks, wash facilities, food-preparation facilities and dining facilities, along with the repair of existing, and construction of additional roads, sidewalks, wells, lighting and electrical distribution, for the U.S. Navy's GPOI Training Facilities, Kampong Spoe, Cambodia; awarded August 2009, completed April 29, 2010.

•         Blank Purchase Agreements for heavy equipment and adviser and troop transportation, in support of the 2010 US Army  “Angkor Sentinel” exercise in Cambodia, part of the Global Peace Operations Initiative, which aims to train, and where appropriate equip, 75,000 Peacekeepers worldwide; commenced August 2010, ongoing for one year.

•         Design/build contract for the US Navy’s Lido Phase II project in Indonesia  consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities; contract awarded September 29, 2010.

Infrastructure also manages a limestone removal project in Ras Al Khaimah, U.A.E. through its wholly owned subsidiary, Power Track Projects, FZE, and markets prefabricated housing products ideally suited for use as field offices, staff or employee housing, or storage on construction or other project sites located away from existing facilities.

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

WWA Group

Asset Forum competes with auction companies worldwide for Internet buyers. There are numerous on-line auctioneers of used equipment and property, mainly based in the U.S. and Japan, including Ritchie Brothers Auctioneers, Inc., which offers live on-line bidding at their physical auctions. We believe that buyer acceptance of on-line equipment and property auctions have reached a point where significant net returns are possible. We do not believe there is currently any significant competition from on-line auction companies and expect that our WWA BidLive software in partnership with Asset Forum we will be able to successfully penetrate the on-line major equipment market.

Infrastructure has recently been most active in the Southeast Asian construction and project management business. This activity has generated sufficient experience to analyze current and prospective competition.  To date this competition has come almost exclusively from large local and regionally based construction firms, typically based in Thailand. The following companies have emerged as consistent competitors for projects pursued by Infrastructure’s in key markets:

  Thailand – Burke Construction, Romchat Development Co, Ltd, Civil 9, NSM
  Cambodia – ENDEC, Burke Construction, Romchat Development Co, Civil9
  Indonesia – Burke Construction, Imembra

Infrastructure’s key advantage over these firms is that it has very low overhead structure and management that has specific experience in certain technical industries.

Marketability

Despite the relative downturn in construction products across the Gulf Region there continues to be a market for our Wing House product.  Many of the construction projects in progress require, temporary mobile housing and offices.  Although our Wing Houses are priced above the market for temporary office or labor housing, this disadvantage is offset by the superior quality, easy mobility and long life of the Wing House system.  We are further encouraged that government safety policies for temporary camps and offices are becoming more restrictive making our Wing Houses an attractive option.  We continue to believe that our efforts to market Wing Houses will result in sales over the near term and become an important source of revenue going forward.

WWA GROUP

Asset Forum has attracted thousands of asset listings in 2010, and plans to leverage these listings to increase its depth and breadth in the on-line auction business. WWA Group’s innovative WWA BidLive software has a potential to provide a strategic platform for other auctioneering businesses.

Engineering services of the type offered by Infrastructure are in considerable demand. The recent global economic slowdown has seen some reduction in projects offered for tender and an increase in competition for tenders, but Infrastructure is currently bidding on tens of millions worth of projects and investigating more. We can offer no assurance that any of these bids will be awarded to Infrastructure, but we have confidence in the company’s abilities and competitive position, and the figure indicates that sufficient opportunities exist for further expansion.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We neither own nor have applied for any patents or trademarks. We do not license any of our technology from other companies.  However, we have an exclusive distribution agreement with Renhe for the Wing Houses

WWA Group has no patents or trademarks but does hold various Internet domain names and auction licenses in Dubai and other locations.  WWA Group has received protection for the exclusive use of the name “WWA” and its logo in the UAE by the UAE Ministry of Economy. Infrastructure has no patents or trademarks but does hold various Internet domain names.

Marketing and Advertising Methods

The Company markets the Wing Houses through traditional media, internet web sites and emails in addition to promoting the product in conjunction with WWA Group.

WWA Group markets its services through all of the major media including direct marketing and the internet. Infrastructure markets its services by participating in the qualified bidding procedures required by each prospective client.

Dependence on Major Customers or Suppliers

We are not dependent on one or a few customers, as we have a product targeted to a wide range of buyers.

WWA Group is not dependent on major customers or suppliers. Infrastructure is likewise not dependent on major customers or suppliers for its operations though recent projects are tied to government related projects.

Governmental and Environmental Regulation

Environment

Our operations are subject to the general corporate laws and regulations of those countries in which we, WWA Group or its related interests currently operate relating to, among other things, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The expansion of operations into other countries may subject us to additional national, federal, provincial, state and local laws, rules and regulations relating to, among other things, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The development or expansion of operations depends upon the receipt of required licenses, permits and other governmental authorizations. Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

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

On August 5, 2009 WWA Group received a Pre-Penalty Notice (“Notice’) OFAC. The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty of $4,665,600 be imposed on WWA Group subject to adjustment based on evidence presented in connection with its financial ability to pay such a penalty.

WWA Group has provided a written response to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the U.S. and the parties are currently in discussions.

Employees

The Company has one employee, who also serves as an officer and director. Our chief executive officer spends approximately 10 hours per week on our business.  We use sales consultants, brokers, attorneys, and accountants as necessary to assist in the development of our business.

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

As of December 31, 2010, the Company had a working capital deficit of $212,075. We will have to obtain additional working capital from debt or equity placements to continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

MARKET ACCEPTANCE OF THE PRODUCTS WE HAVE DISTRIBUTION RIGHTS TO IS CRITICAL TO OUR GROWTH

The Company expects to generate revenue from the sale of mobile shelters though results to date do not indicate a willingness to pay for our product. Since market acceptance of our products is critical we can offer no assurance that revenue will be generated from the sale of Wing Houses. Should be unable to procure customers for our products our results of operations will continue to be negatively impacted.

WE COMPETE WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for mobile shelters is intense. While the products we are entitled to distribute are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer mobile shelters and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do, including well known multi-national corporations.

AS A DISTRIBUTOR WE DEPEND ON THE PERFORMANCE OF A THIRD PARTY MANUFACTURER

The Company relies on Renhe Manufacturing China to procure Wing House mobile shelters for distribution. Our business plan is reliant on the delivery of products from this manufacturer, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect our results.

OUR CHIEF EXECUTIVE OFFICER DOES NOT OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY DUE TO HIS DUAL RESPONSIBILITIES

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of WWA Group. His responsibilities cause him to divide his time, the majority of which is dedicated to the management of WWA Group. The division of time however does not necessarily indicate a division of interests as the Company owns approximately 32% of the outstanding shares of WWA Group. Nonetheless, his dual responsibilities may compromise the Company’s ability to successfully conduct its business operations.

THE COMPANY’S SUCCESS DEPENDS ON ITS ABILITY TO RETAIN KEY PERSONNEL

The Company’s future success will depend substantially on the continued services and performance of Eric Montandon. The loss of the services of Eric Montandon could have a material adverse effect on our business prospects, financial condition and results of operations. Our future success also depends on the Company’s ability to identify, attract, hire, train, retain and motivate technical, managerial and sales personnel. Competition for such personnel is intense, and we cannot assure that we will succeed in attracting and retaining such personnel. Our failure to attract and retain the necessary technical, managerial and sales personnel would have a material adverse effect on our business prospects, financial condition and results of operations.

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

WWA Group does not believe that the small percentage of sales in question has had any impact on its operations or reputation. However, despite the fact that WWA Group has no knowledge of delivery of equipment purchased at its auctions to Iran, Sudan or Syria, OFAC has proposed that a fine of $4,665,600 be imposed on WWA Group subject to some consideration of its ability to pay such a penalty. WWA group is currently in discussions with OFAC in an effort to reduce the proposed fine. Should WWA Group be unable to agree on a significant decrease in the proposed penalty the imposition of such a penalty would severely diminish WWA Group’s ability to continue as a going concern.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The Company currently shares its office on an informal basis with WWA Group at 404 W. Powell Lane, Suite 303-304, Austin, Texas, 78753 and pays no rent for the use of this office.  Management does not believe that it will need to maintain a separate office at any time in the foreseeable future in order to maintain operations.

ITEM 3.          LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

12

PART II

ITEM 5.          MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

As of the date of this filing, there is no public market for our securities. The Company has future plans to file for trading on the OTCBB which is sponsored by the Financial Industry Regulatory Authority (FINRA). However, there can be no assurance that the Company will ever be accepted for trading on the OTCBB.  Since there is no public trading of our securities, there is no high or low bid pricing to report.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of April 14, 2011 there were 1,633 shareholders of record holding a total of 24,411,360 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 14, 2011 there were 2,280 shares of Series 1 preferred issued and outstanding of the 25,000,000 shares of preferred stock, par value of $0.001, authorized. Preferred shares are convertible into 400 shares of the Company’s common stock, bear interest at 9% per annum, and have no redemption provision.

The Company’s preferred shares may have such rights, preferences and designations as determined by the board of directors and may be issued in different series’. Series 1 is the only series currently outstanding.

Warrants

As of April 14, 2011 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 14, 2011 the Company had no outstanding stock options to purchase shares of our common stock

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

Discussion and Analysis

General

The Company’s current focus is to work together with WWA Group and Infrastructure to increase the value of its investment and to leverage those relationships to develop the distribution of Wing House mobile shelter systems. We anticipate that we will require additional capital to market this business and recognize that the recent economic downturn in the global economy has decreased demand for our products that depend on the vitality of the construction sector industry in the Gulf Region.

Wing House Mobile Shelters

We are displaying and using Wing House office units in WWA Group’s former auction yard in Dubai, UAE and  are actively marketing the unit to the thousands of visitors to WWA’s yard each year. We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales efforts though demand for this type of housing has receded. Infrastructure is tendering and winning various contracts in Asia that may lead to more “in house” created demand for the units. The Company and Infrastructure will share gross profits made on any sales or rentals generated by Infrastructure’s efforts.

WWA Group

WWA Group’s auctions have developed a significant customer base and have achieved consistent revenue and profits that have lead to a dominant market share in Dubai, its primary operating market. The Company invested in WWA in 2000, anticipating potential future value appreciation in that investment, and possible synergies with our management’s experience in Asian product sourcing and WWA’s core auction and selling business. WWA Group sold WWA to Seven on October 31, 2010.

Since the relationship between the Company and WWA Group is one of common control, we benefit from the contacts and business development opportunities generated by its business activities. We intend to provide additional financial and business support to WWA Group as necessary to help grow the value of our equity interest, and to provide us opportunities that are related to and generated by WWA Group.

The value of our investment in WWA Group has depreciated over time though we believe that it may appreciate in the future. We also believe that our relationships with WWA Group and Infrastructure combined with our access to their selling channels will assist us in the marketing of Wing Houses.

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

Results of Operations

During the year ending December 31, 2010, the Company failed to realize revenues from the sale of its products, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2010 alongside the efforts of Infrastructure will generate sales of Wing Houses.

Revenue

Revenue for the twelve month periods ended December 31, 2010 and December 31, 2009 was $0. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for products for which we act as a distributor. We expect revenue in future periods with a return to normalization in the global markets.

Operating Expenses

Operating expenses for the twelve month period ended December 31, 2010 were $55,756 as compared to expenses of $489,279 for the twelve month period ended December 31, 2009. The decrease in expenses over the comparative periods can be attributed mainly to decreases in general and administrative expenses and depreciation expenses. We expect that operating expenses will continue to decrease until such time as the capital becomes available to us to expand our marketing efforts.

Depreciation and amortization expenses for the twelve month period ended December 31, 2010 and December 31, 2009 were $719 and $226,999 respectively. The decrease in depreciation and amortization expenses over the comparative periods can be attributed mainly to the decrease in operations. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding our distribution activities.

Other Expenses

Other expenses for the twelve month period ended December 31, 2010 were $557,050 as compared to other expenses of $884,256 in the twelve month period ended December 31, 2009.  The other expenses in the current period can be primarily attributed to the loss on equity investments tied to our interest in WWA Group. We expect to continue to realize other expenses related to the business operations of WWA Group in the near term.

Net Losses

Net losses for the twelve month period ended December 31, 2010 were $612,806 as compared to net losses of $1,373,535 for the twelve month period ended December 31, 2009. The decrease in net losses in the current period can be primarily attributed to the loss on our equity investments aided by decreases in general and administrative expenses and amortization and depreciation costs. We expect to continue to realize net losses until such time as our operations produce revenue and our equity investments provide us a return on investment.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the year ended December 31, 2010.

Income Tax Expense (Benefit)

The Company may have an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Liquidity and Capital Resources

As of December 31, 2010, the Company had a working capital deficit of $212,075. Our current assets totaled $38,660 comprised of cash totaling $35,066 and other assets of $3,594. Our total assets were $1,706,764 consisting primarily of our equity investments totaling $1,168,104. At December 31, 2009 our current and total liabilities were $250,735.

Cash flow used in operating activities for the year ended December 31, 2010 was $55,444 as compared to cash flow used in operating activities of $80,275 for the year ended December 31, 2009. The change in cash flow used in operating activities in the current period can be attributed primarily to the decrease in losses. We expect that cash flow used in operating activities will continue to decrease as net losses decrease.

Cash flow provided by investing activities for the year ended December 31, 2010 was $0 as compared to cash flow provided by investing activities of $15,000 for the year ended December 31, 2009. Cash flow provided by investing activities in the prior period can be primarily attributed to proceeds from the sale of fixed assets. We expect to use cash flow in investing periods in future periods as capital becomes available to expand our marketing operations.

Cash flow provided by financing activities for the year ended December 31, 2010 was $88,000 as compared to $40,845 for the year ended December 31, 2009. Cash flow provided by financing activities in the current twelve month period can be attributed primarily to an increase in a note payable. We expect to continue to have cash flow provided by financing activities in the near term in order to continue operations.

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a current face market value of over $218,745. We could sell a portion of these shares, subject to the limitations imposed by Rule 144, as a source of operating funds.

The Company’s current assets are insufficient to conduct its business operations over the next twelve (12) months. We will have to seek at least $100,000 in debt or equity financing over the next twelve months to fund our marketing efforts for our Wing Houses and to evaluate other business opportunities.  The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The Company’s inability to obtain sufficient funding will have a material adverse affect on its ability to continue business operations.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of December 31, 2010, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2010 included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

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

Revenue Recognition

The Company intends to generate revenue through the sale of its products on a private, commercial, and industrial basis. Revenue from product sales is recognized at the time the product is shipped and invoiced and collectability is reasonably assured. The Company believes that certain revenue should be recognized as title passes to the customer at the time of shipment.

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,189,594 as of December 31, 2010.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the sale of Wing Houses or additional business opportunities; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Stock-Based Compensation

The Company has adopted Accounting Standards Codification Topic (“ASC”) which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Recent Accounting Pronouncements

Please see Note 12 to our financial statements for recent accounting pronouncements.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2010 and 2009 are attached hereto as F-1 through F-13.

ASIA8, INC. AND SUBSIDIARIES

Years Ended December 31, 2010 and 2009

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

Kostandinos Jerry Georgatos,

Certified Public Accountants

29042 Hillview St, Hayward, CA 94544

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Asia8 Inc.

We have audited the accompanying balance sheet of Asia8 Inc as of December 31, 2010 and 2009, and the related statements of income, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Asia8 Inc as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Kostandinos Jerry Georgatos

Kostandinos Jerry Georgatos

Hayward, California

April 12, 2011

ASIA8, Inc.
Audited Consolidated Balance Sheets

	31-Dec-10	31-Dec-09
ASSETS

CURRENT ASSETS
Cash	$ 35,066	$ 2,510
Other current assets	3,594	0
Total Current Assets	38,660	2,510

FIXED ASSETS, Net	-	719

OTHER ASSETS
Investments	1,668,104	2,204,634
Total Other Assets	1,668,104	2,204,634
TOTAL ASSETS	$ 1,706,764	$ 2,207,863

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses	$ 250,735	$ 139,028
Total Current Liabilities	250,735	139,028

TOTAL LIABILITIES	250,735	139,028

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 and 1,000 shares	2	2
issued and outstanding, respectively
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,411,360 and 24,156,078
shares issued and outstanding, respectively	24,411	24,411
Additional paid-in capital	3,621,210	3,621,210
Accumulated deficit	(2,189,594)	(1,576,788)
Total Stockholders' Equity	1,456,029	2,068,835

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,706,764	$ 2,207,863

 The accompanying notes are an integral part of these financial statements.

Asia 8 Inc
Audited Consolidated Statements of Operations

	For The Years Ended December 31,
	2010	2009

REVENUES	$ -	$ -

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES :
General and administrative	55,037	262,279
Depreciation and amortization	719	226,999

TOTAL OPERATING EXPENSES	55,756	489,279

LOSS FROM OPERATIONS	(55,756)	(489,279)

OTHER INCOME (EXPENSES)
Other income	0	36,079
Preferred stock dividend	(20,520)	(20,520)
Income from equity investment	(536,530)	(899,815)

TOTAL OTHER INCOME (EXPENSES)	(557,050)	(884,256)

NET INCOME (LOSS)	(612,806)	(1,373,535)

BASIC INCOME (LOSS) PER SHARE	(0.03)	(0.06)

FULLY DILUTED INCOME (LOSS) PER SHARE	(0.03)	(0.06)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,158,876	24,158,876

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,158,876	24,158,876

The accompanying notes are an integral part of these financial statements.

ASIA8, Inc.
Audited Statements of Stockholders' Equity

					Additional	Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital		Equity

Balance, December 31, 2007	1,000	$1	$23,071,835	$23,072	$3,280,227	$(72,598)	3,230,702

Common stock issued for debt
at $0.16 per share	-	-	1,084,243	1,084	172,394	-	173,478

Preferred stock issued for debt
at $100.00 per share	1,280	1	-	-	127,999	-	128,000
						-
Net loss for the year ended
December 31, 2008	-	-	-	-	-	(130,656)	(130,656)

Balance, December 31, 2008	2,280	$2	$24,156,078	$24,156	$3,580,620	$(203,253)	3,401,525

Common stock issued for debt
at $0.16 per share	-	-	255,282	255	40,590	-	40,845

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(1,373,535)	(1,373,535)

Balance, December 31, 2009	-	$2	24,411,360	$24,411	$3,621,210	$(1,576,788)	2,068,835

Net loss for the year ended
December 31, 2010		-	-	-	-	(612,806)	(612,806)

Balance, December 31, 2010	-	$2	24,411,360	$24,411	3,621,210	(2,189,594)	1,456,029

The accompanying notes are an integral part of these financial statements.

Asia 8, Inc.
Audited Statement of Cash Flows

	For The Years Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	(612,806)	(1,373,535)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	719	226,999
(Gain) Loss on disposition of assets	-	(2,410)
(Gain) Loss on equity investments	536,530	899,815
Loss on Investments	-	66,500
Changes in operating assets and liabilities
(Increase) decrease in receivables	-	66,065
(Increase) decrease in other current assets	(3,594)	10,840
Increase (decrease) in accounts payable and
accrued expenses	23,707	25,450

Net Cash Used in Operating Activities	(55,444)	(80,275)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of fixed assets	-	15,000

Net Cash Provided by (Used in)
Investing Activities	-	15,000

CASH FLOWS FROM FINIANCING ACTIVITIES

Common and preferred stock issued for cash/debt	-	40,845
Increase(decrease) in note payable	88,000	-

Net Cash Provided by Financing Activities	88,000	40,845

NET INCREASE (DECREASE) IN CASH	32,556	(24,430)
CASH AT BEGINNING OF PERIOD	2,510	26,940
CASH AT END OF PERIOD	35,066	2,510

The accompanying notes are an integral part of these financial statements.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. was incorporated in Nevada as “H&L Investments, Inc.” in September of 1996. On December 22, 1999 the Company changed its name to “Asia4sale.com, Inc.” on acquiring Asia4Sale.com, Ltd., a Hong Kong registered software development company. The Company sold Asia4Sale.com, Ltd. in January of 2005.

The Company acquired a 49% interest in World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd (“WWA”), an international equipment auction company on June 30, 2000. WWA, based in the United Arab Emirates (UAE) holds unreserved auctions on a consignment basis for the sale of construction, industrial and transportation equipment. On August 8, 2003 World Wide Auctioneers, Inc. sold 100% of WWA to a Nevada registered company, WWA Group, Inc. (“WWA Group”) in a stock exchange transaction. The stock exchange caused the Company to acquire a minority equity investment in WWA Group which it accounts for using the equity method. WWA Group sold WWA to Seven International Holdings, Ltd. (“Seven”), a Hong Kong registered company, on October 31, 2010, in exchange for Seven’s assumption of the assets and liabilities of WWA subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest and debt position in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds an unconsolidated 17.75% equity position.

The Company maintains the exclusive rights to distribute Unic Cranes, Atomix boats and Renhe Mobile House products or “Wing Houses” in the UAE though it has since discontinued distribution efforts in relation to the Unic Crane and Atomix boat products.

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

ASIA8, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss per Share

For the Year Ended December 31, 2010

Income	Shares	Per-Share

(Numerator)	(Denominator)	Amount

$(612,806)	24,158,876	$(0.03)

For the Year Ended December 31, 2009

Income	Shares	Per Share

(Numerator)	(Denominator)	Amount

$(1,373,535)	24,158,876	$(0.06)

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

Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

2010	2009

Deferred tax assets

NOL Carryover	$700,107	$644,351

Valuation allowance	(700,107)	(644,351)

Net deferred tax asset	$ -	$ -

ASIA8, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

 NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

2010	2009

Book income (loss)	$(76,276)	$(50,956)

Income from equity investment	(536,530)	(37,963)

Valuation allowance	612,806	88,919
	$-	$ -

At December 31, 2010, the Company had net operating loss carry forwards of approximately $3,822,421 that may be offset against future taxable income through the year 2029. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments

As at December 31, 2010, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Newly Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued amended standards that require additional fair value disclosures. These amended standards require disclosures about inputs and valuation techniques used to measure fair value, as well as disclosures about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011.

In October 2009, the FASB issued new standards for revenue recognition with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are required to be adopted in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

These new standards are required to be adopted in the first quarter of 2011. We do not expect these new standards to significantly impact our consolidated financial statements.

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

ASIA8, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

 j. Accounts Receivable

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

On May 1, 2007 the Company entered into an agreement to acquire the exclusive distribution rights to sell Furukawa Unic Cranes in the U.A.E., along with ownership of $415,000 of the seller’s equipment assets in the U.A.E. As per the agreement, the Company committed to seller 800,000 shares of its common stock, and assumed associated liabilities totaling $415,000. The Company has discontinued distribution of this product.

On May 1, 2007, the Company entered into an agreement to acquire the rights to the exclusive distributorship agreement for Atomix Boats in the U.A.E., manufactured in China by the Atomix Boats Co. Ltd. Zhejiang, in exchange for 600,000 shares of the Company’s common stock. The Company has discontinued distribution of this product.

On April 27, 2007 the Company elected to reverse-split its common stock on a one-share-for-two-share basis. All references to common stock within these financial statements have been retroactively restated to reflect this reverse stock-split.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

NOTE 5- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At December 31, 2010, the Company owned 32% of the issued and outstanding WWA Group common stock.

Condensed financial information of WWA Group:

	December 31,
	2010	2009

Cash	$ 3,835	$ 8,636,411
Receivables	0	4,464,014
Other current assets	3,196,838	10,730,020
Fixed assets	0	6,409,532
Other assets	1,219,219	1,523,116

Total Assets	$ 4,419,892	$ 31,763,093

Auction payables	$ 0	$ 8,068,708
Other current liabilities	99,220	16,986,355
Long-term debt	0	726,788
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(151,000)	1,509,570

Total Liabilities and Stockholders' Equity	$ 4,419,892	$ 31,763,093

Condensed financial information of WWA Group:

	For the Years Ended December 31,
	2010	2009

Net revenues	$ 30,764,170	$ 36,908,305
Direct costs	26,649,422	31,768,271
Operating expenses	3,825,872	6,088,275
Other income (expense)	(1,949,446)	(950,928)
Income taxes	-	1027

Net Income (Loss)	$ (1,660,570)	$ (1,900,196)

ASIA8, INC.

Notes to the Financial Statements

December 31, 2010 and 2009

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

NOTE 7- SUBSEQUENT EVENTS

The Company evaluated its December 31, 2010 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2010, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B         OTHER INFORMATION

None.

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company as of December 31, 2010:

Name	Age	Year Appointed	Positions and Offices
Eric Montandon	45	2000	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director
Alfredo “Alex” Cruz	51	2006	Secretary and Director

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

Family Relationships

There are no family relationships between or among the directors or executive officers

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons or entities which, during the period ended December 31, 2010, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

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

Table

The following table provides summary information for 2010 and 2009 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Executive Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO, CFO, PAO, and director	2010 2009	- -	- -	- -	- -	- -	- -	- -	- -

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

ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 24,411,360 shares of common stock issued and outstanding as of April 14, 2011, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common	Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director 404 W. Powell Lane, Suite 303-304, Austin, Texas 78753	210,316	0.86%
Common	Alfredo Alex S. Cruz III Director and Secretary 404 W. Powell Lane, Suite 303-304, Austin, Texas 78753	135,934	0.56%
Common	Adderley Davis & Associates, Ltd. Suite Z12, P.O. Box 8497, SAIF Zone, Sharjah, United Arab Emirates	6,082,433	24.92%
Common	All executive officers and directors as a group (2)	346,250	1.41%

ITEM 13         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us.

Director Independence

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Kostandinos Jerry Georgatos, Certified Public Accountants (“Kostandinos”) for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services
	2010	2009
Audit fees	$19,000	$16,000
Audit-related fees
Tax fees	0	0
All other fees.	0	0
Total fees paid or accrued to our principal accountants	$19,000	$16,000

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

            Financial Statements of the Company for the years ended December 31, 2010 and 2009:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Statements of Income

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 28 of this Form 10-K, and are incorporated herein by this reference.

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

Asia8, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 14, 2011
/s/ Alfredo “Alex” Cruz Alfredo “Alex” Cruz Director	April 14, 2011

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