Form 10-Q
period 2011-03-31
ASIA8, INC.
filed 2011-05-13
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 13, 2011, was 24,411,360.

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

ASIA8, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010*
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$ 4,769	$ 35,066
Other current assets	5,094	3,594
Total Current Assets	9,863	38,660

FIXED ASSETS, Net	-	-

OTHER ASSETS

Investments	1,666,219	1,668,104
Total Other Assets	1,666,219	1,668,104

TOTAL ASSETS	$ 1,676,082	$ 1,706,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 247,369	$ 250,735
Total Current Liabilities	247,369	250,735

TOTAL LIABILITIES	247,369	250,735

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 and 1,000 shares
issued and outstanding, respectively	2	2
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,411,360 and 24,156,078 shares
issued and outstanding, respectively	24,411	24,411
Additional paid-in capital	3,621,210	3,621,210
Accumulated deficit	(2,216,910)	(2,189,594)

Total Stockholders' Equity	1,428,713	1,456,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,676,082	$ 1,706,764

* The Balance Sheet as of December 31, 2010 has been derived from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended
	March 31, 2011	March 31, 2010

REVENUES	$ -	$ -

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES

Depreciation and amortization	-	239
General and administrative	20,301	12,054

Total Operating Expenses	20,301	12,293

LOSS FROM OPERATIONS	(20,301)	(12,293)

OTHER INCOME (EXPENSES)

Preferred stock dividend	(5,130)	(5,130)
Loss from equity investment	(1,885)	(407,170)

Total Other Expenses	(7,015)	(412,300)

NET LOSS	$ (27,316)	$ (424,593)

BASIC LOSS PER SHARE	$ (0.00)	$ (0.02)

FULLY DILUTED LOSS PER SHARE	(0.00)	(0.02)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	24,411,360	24,411,360

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	24,411,360	24,411,360

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31, 2011	March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss	$ (27,316)	$ (424,593)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	239
(Gain) Loss on disposition of assets	-	-
(Gain) Loss on equity investments	1,885	407,170
Loss on Investments	-	-

Changes in operating assets and liabilities
(Increase) decrease in receivables	-	-
(Increase) decrease in other current assets	(1,500)	(594)
Increase (decrease) in accounts payable and
accrued expenses	11,268	22,880

Net Cash Provided by (Used in) Operating Activities	(15,663)	5,102

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of Fixed assets	-	-

Net Cash Provided by (Used in) Investing Activities	-	-

CASH FLOWS FROM FINIANCING ACTIVITIES

Common and preferred stock issued for cash/debt	-	-
Increase(decrease) in note payable	(14,634)	-

Net Cash Used In Financing Activities	(14,634)	-

NET INCREASE (DECREASE) IN CASH	(30,297)	5,102

CASH AT BEGINNING OF PERIOD	35,066	2,510

CASH AT END OF PERIOD	$ 4,769	$ 7,613

The accompanying notes are an integral part of these financial statements

ASIA8, INC.
 Notes to the Financial Statements

March 31, 2011

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. was incorporated in Nevada as “H&L Investments, Inc.” in September of 1996. On December 22, 1999 the Company changed its name to “Asia4sale.com, Inc.” on acquiring Asia4Sale.com, Ltd., a Hong Kong registered software development company. The Company sold Asia4Sale.com, Ltd. in January of 2005.

The Company acquired a 49% interest in World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd (“World Wide”), an international equipment auction company on June 30, 2000. World Wide, based in the United Arab Emirates (UAE) holds unreserved auctions on a consignment basis for the sale of construction, industrial and transportation equipment. On August 8, 2003 World Wide Auctioneers, Inc. sold 100% of World Wide to a Nevada registered company, WWA Group, Inc. (“WWA Group”) in a stock exchange transaction. The stock exchange caused the Company to acquire a minority equity investment in WWA Group which it accounts for using the equity method. WWA Group sold World Wide to Seven International Holdings, Ltd. (“Seven”), a Hong Kong registered company, on October 31, 2010, in exchange for Seven’s assumption of the assets and liabilities of World Wide subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest and debt position in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds an unconsolidated 17.75% equity position.

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

ASIA8, INC.
 Notes to the Financial Statements

March 31, 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

a. Basis of Presentation

The accompanying consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated.

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S.GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial statements and accounting policies, consistent, in all material respects with those applied in preparing our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation, have been included.

Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.

b. Basic Loss per Share

For the Three Months Ended March 31, 2011

Income	Shares	Per-Share
(Numerator)	(Denominator)	Amount
$ (27,316)	24,411,360	$ (0.00)

For the Three Months Ended March 31, 2010

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount

$ (424,593)	24,411,360	$ (0.02)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.
 Notes to the Financial Statements

March 31, 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, Continued

c. Recent Accounting Pronouncements

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

In December 2010, the FASB updated its guidance related to when to perform step two of the goodwill impairment test for reporting units with zero or negative carrying amounts. The updated guidance requires that for any reporting unit with a zero or negative carrying amount, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. The updated guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company’s adoption did not have a material impact on its consolidated results of operations or financial condition.

In December 2010, the FASB updated its guidance related to disclosure of supplementary pro forma information for business combinations. The updated guidance requires that if comparative financial statements are presented, the pro forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been as of the beginning of the comparable prior annual reporting period only. The updated guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010, with early adoption permitted. The Company’s adoption did not have an impact on its consolidated results of operations or financial condition as the updated guidance only affects disclosures related to future business combinations.

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. (“World Wide”). In August 2003 World Wide Auctioneers, Inc., sold 100% of World Wide to WWA Group in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At March 31, 2011, the Company owned 32% of the issued and outstanding WWA Group common stock.

ASIA8, INC.
 Notes to the Financial Statements

March 31, 2011

NOTE 4- EQUITY INVESTMENT, Continued

Condensed financial information of WWA Group:

	As at March 31,
	2011	2010

Cash	$ 3,820	$ 3,047,708
Receivables	0	1,218,980
Other current assets	3,196,838	9,834,940
Fixed assets	0	6,622,108
Other assets	1,219,219	1,527,999

Total Assets	$ 4,419,877	$ 22,251,735

Auction payables	$ 0	$ 1,582,056
Other current liabilities	105,039	15,224,106
Long-term debt	0	724,529
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(156,834)	249,372

Total Liabilities and Stockholders' Equity	$ 4,419,877	$ 22,251,735

Condensed financial information of WWA Group:

	For the three months Ended March 31,
	2011	2010

Net revenues	$ 0	$ 5,802,080
Direct costs	(0)	(5,374,343)
Operating expenses	(5,832)	(1,305,365)
Other income (expense)	(2)	(382,570)
Income taxes	-	-

Net Income (Loss)	$ (5,834)	$ (1,260,198)

ASIA8, INC.
 Notes to the Financial Statements

March 31, 2011

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

NOTE 6 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the Note 1 through Note 5, above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year-ended December 31, 2010. Therefore, those footnotes are included herein by reference.

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

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 13, 2011, and determined there are no events to disclose.

NOTE 9 – ACCOUNTS PAYABLE TO RELATED PARTY

Accounts Payable and Accrued Expenses include $34,000 of Notes Payable to related party. The notes bear no interest and are payable on demand.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2011. Our fiscal year end is December 31.

Discussion and Analysis

General

The Company’s current focus is to (i) work with WWA Group, Inc. (“WWA Group”), an unconsolidated entity in which we it holds a 32% interest as a means to generate a return on investment, and (ii) coordinate with Infrastructure Developments Corp. (“Infrastructure”) to distribute Wing House mobile shelter systems. We anticipate that we will require additional capital to market our business and recognize that the recent economic downturn in the global economy has decreased demand for our products that depend on the vitality of the construction sector industry in the Gulf Region.

WWA Group

We invested in World Wide Auctioneers, Ltd. (“World Wide”) in 2000, anticipating potential future value appreciation in that investment, and possible synergies with our management’s experience in Asian product sourcing and World Wide’s core auction and selling business. World Wide’s auctions have developed a significant customer base and have achieved consistent revenue and profits that have lead to a dominant market share in Dubai, its primary operating market. In 2003, the Company sold 100% of its investment in World Wide to WWA Group for shares of WWA Group. WWA Group sold World Wide to Seven International Holdings, Ltd., on October 31, 2010.

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

The value of our investment in WWA Group has depreciated over time though we believe that it may appreciate in the future. We also believe that our relationships with WWA Group, World Wide, and Infrastructure combined with our access to their selling channels will assist us in the marketing of Wing Houses.

Wing House Mobile Shelters

We are displaying and using Wing House office units in World Wide’s auction yard in Dubai, UAE and are actively marketing the unit to the thousands of visitors to the yard each year. We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales efforts though demand for this type of housing has receded. Infrastructure is tendering and winning various contracts in Asia that may lead to more “in house” created demand for the units. The Company and Infrastructure will share gross profits made on any sales or rentals generated by Infrastructure’s efforts.

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

Financial Condition and Business Development Risks

Our financial condition and results of operations will depend primarily on prospective income generated from our investments and/or expansion businesses. Meanwhile, our continued operation is tied to our ability to realize debt or equity financing. Since the Company is currently without income it can provide no assurance that income will be forthcoming or in the event income is realized that such return will provide sufficient cash flows to sustain our operations. We have no commitments for additional debt or equity financing at this time.

Our business development strategy is prone to significant risks and uncertainties which are having an immediate impact on our efforts to realize net cash flow. We have a limited history of generating income. Should we be unable to generate income, the Company’s ability to continue its business operations will be in jeopardy.

Results of Operations

During the period ending March 31, 2011, the Company failed to realize revenues from the sale of its products or income from its equity investment, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2010 alongside the efforts of Infrastructure will generate sales of Wing Houses.

Revenue

Revenue for the three month periods ended March 31, 2011 and March 31, 2010 was $0. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for Wing Houses. We expect revenue in future periods with a return to economic normalization in the global markets and a broadening of Infrastructure’s business which we expect will create an “in house” demand for Wing Houses.

Operating Expenses

Operating expenses for the three month period ended March 31, 2011, were $20,301 as compared to $12,293 for the three month period ended March 31, 2010. The increase in expenses over the comparative periods can be attributed to an increase in general and administrative expenses. We expect that operating expenses will decrease until such time as the capital becomes available to us to expand our marketing efforts.

Depreciation and amortization expenses for the three month period ended March 31, 2011 and March 31, 2010 were $0 and $239 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding our distribution activities.

Other Expenses

Other expenses for the three month period ended March 31, 2011, were $7,015 as compared to $412,300 for the three month period ended March 31, 2010. Other expenses are attributed to the loss on equity investments tied to our interest in WWA Group and a preferred stock divided. We expect to continue to realize other expenses related to the business operations of WWA Group in the near term.

Net Losses

Net losses for the three month period ended March 31, 2011, were $27,316 as compared to $424,593 for the three month period ended March 31, 2010. The decrease in net losses in the current period can be attributed to a decrease in losses on our equity investments over the comparative periods. We expect to continue to realize net losses until such time as our operations produce revenue and our equity investment provides us a return on investment.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the three month period ended March 31, 2011.

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

Liquidity and Capital Resources

As of March 31, 2011, the Company had a working capital deficit of $237,506. Our current assets were $9,863 consisting of $4,769 in cash and $5,094 in other assets. Our total assets were $1,667,082 consisting of our current assets and our equity investments totaling $1,666,219. At March 31, 2011, our current and total liabilities were $247,369.

Cash flow used in operating activities for the period ended March 31, 2011, was $15,663 as compared to cash flow provided by operating activities of $5,102 for the period ended March 31, 2010. Cash flow used in operating activities in the current period can be attributed to net losses and an increase in current assets. We expect that cash flow used in operating activities will continue to decrease as net losses decrease.

Cash flow provided by investing activities for the periods ended March 31, 2011 and March 31, 2010, was $0. We expect to use cash flow in investing periods in future periods as capital becomes available to expand our marketing operations.

Cash flow used in financing activities for the period ended March 31, 2011, was $14,634 as compared to $0 for the period ended March 31, 2010. Cash flow provided by financing activities in the current period can be attributed to a decrease in a note payable. We expect to continue to have cash flow provided by financing activities in the near term in order to continue operations.

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a face market value on May 13, 2011 of $156,950. We could sell a portion of these shares, subject to the limitations imposed by Rule 144, as a source of operating funds.

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

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of March 31, 2011, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2010 included in our Form 10-K, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,189,594 as of December 31, 2010 which increased to $2,216,910 as of March 31, 2011. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the sale of Wing Houses or additional business opportunities; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Recent Accounting Pronouncements

Please see Note 3 to our financial statements for recent accounting pronouncements.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended March 31, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

                                                 PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

On August 5, 2009 WWA Group received a Pre-Penalty Notice (“Notice’) from the Office of Foreign Assets Control (“OFAC”). The Notice was issued based on OFAC’s belief that WWA Group has engaged in certain transactions prohibited by Executive Order(s) and or Regulations promulgated pursuant to the International Emergency Economic Powers Act, 50 U.S.C. §§ 1701 et seq. in connection with the facilitation of auction related services to Iran and Sudan. The perceived violations have caused OFAC to propose a civil monetary penalty of $4,665,600 be imposed on WWA Group subject to adjustment based on evidence presented in response to the Notice. The Notice process permits us to contact OFAC by telephone to initiate settlement discussions or otherwise provide a written response to the perceived violations within the permitted 30 day notice period prior to the issuance of a Penalty Notice. WWA Group has provided a written response to OFAC that presents evidence to negate the perception that it has operated in contravention of the laws of the U.S. WWA Group remains in discussions with OFAC.

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

As of March 31, 2011, the Company had a working capital deficit of $237,506. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

20

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

/s/ Eric Montandon                                                                  May 13, 2011

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

14*                  Code of Ethics (Code of Conduct) (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

21*                  Subsidiaries of the Company (incorporated by reference to the Form 10-K filed with the Commission on April 14, 2011).

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