Form 10-Q
period 2011-06-30
ASIA8, INC.
filed 2011-08-19
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑         Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 17, 2011, was 24,411,360.

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

ASIA8, INC.
Balance Sheets

	Unaudited	Audited
	June 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$ (827)	$ 35,066
Other current assets	5,094	3,594
Total Current Assets	4,267	38,660

FIXED ASSETS, Net	-	-

OTHER ASSETS
Investments	986,189	1,668,104
Other non-current assets	-	-
Total Other Assets	986,189	1,668,104

TOTAL ASSETS	$ 990,456	$ 1,706,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 270,543	$ 250,735
Total Current Liabilities	270,543	250,735

TOTAL LIABILITIES	270,543	250,735

STOCKHOLDERS' EQUITY
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 and 1,000 shares	2	2
issued and outstanding, respectively
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,411,360 and 24,156,078 shares
issued and outstanding, respectively	24,411	24,411
Additional paid-in capital	3,621,210	3,621,210
Accumulated deficit	(2,925,710)	(2,189,594)
Total Stockholders' Equity	719,913	1,456,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 990,456	$ 1,706,764

See accompanying notes to financial statements.

ASIA8, INC.
Unaudited Statements of Operations

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010

REVENUES	$ -	$ -	$ -	$ -

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES :
General and administrative	23,639	11,372	43,940	23,425
Depreciation and amortization	-	239	-	479

TOTAL OPERATING EXPENSES	23,639	11,611	43,940	23,904

LOSS FROM OPERATIONS	(23,639)	(11,611)	(43,940)	(23,904)

OTHER INCOME (EXPENSES)
Other income	-	-	-	-
Preferred stock dividend	(5,130)	(5,130)	(10,260)	(10,260)
Interest income	-	-	-	-
Income from equity investment	(680,030)	(22,282)	(681,915)	(429,452)

TOTAL OTHER INCOME (EXPENSES)	(685,160)	(27,412)	(692,175)	(439,712)

NET INCOME (LOSS)	(708,800)	(39,023)	(736,115)	(463,616)

BASIC INCOME (LOSS) PER SHARE	(0.03)	(0.00)	(0.03)	(0.02)

FULLY DILUTED INCOME (LOSS) PER SHARE	$ (0.03)	$ (0.00)	$ (0.03)	$ (0.02)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	24,156,078	24,156,078	24,156,078	24,156,078

FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	24,156,078	24,156,078	24,156,078	24,156,078

See accompanying notes to financial statements

ASIA8, INC.
Unaudited Statements of Cash Flows

	For the six months ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(736,115)	$(463,616)
Adjustments to reconcile net income to net cash used
by operating activities:
Depreciation and Amortization expense	-	479
(Gain) Loss on equity investments	681,915	429,452
Changes in operating assets and liabilities:
Decrease in Other current assets	(1,500)	(3,594)
Increase in Accounts payable and accrued expenses	17,441	36,348

Net Cash Used in Operating Activities	(38,259)	(931)

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (Used) in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase/(Decrease) in notes payables	2,366	-

Net Cash Provided by Financing Activities	2,366	-

NET INCREASE (DECREASE) IN CASH	(35,893)	(931)

CASH AT BEGINNING OF PERIOD	35,066	2,510

CASH AT END OF PERIOD	$(827)	$1,579

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES
COMMON STOCK ISSUED FOR DEBT	$-	$-

See accompanying notes to financial statements.

ASIA8, INC.

Notes to the Financial Statements

June 30, 2011

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

ASIA8, INC.

Notes to the Financial Statements

June 30, 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, Continued

a. Basis of Presentation, Continued

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

Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.

b. Basic Loss per Share

For the Three Months Ended June 30, 2011

Income	Shares	Per-Share
(Numerator)	(Denominator)	Amount
$ (393,702)	22,591,922	$ (0.02)

For the Three Months Ended June 30, 2010

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount
$ (68,694)	22,591,922	$ (0.00)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

c. Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  We are currently evaluating the impact of the adoption of ASU 2011-05 on our financial statements.

ASIA8, INC.

Notes to the Financial Statements

June 30, 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, Continued

c. Recent Accounting Pronouncements, Continued

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs” (“ASU 2011-04”).  ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable.  We are currently evaluating the impact of the adoption of ASU 2011-04 on our financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 World Wide Auctioneers, Inc., sold 100% of its subsidiary World Wide Auctioneers, Ltd., to Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At June 30, 2011, the Company owned 32% of the issued and outstanding WWA Group common stock.

Condensed financial information of WWA Group:

	As at June 30,
	2011	2010

Cash	$ 1,805	$ 4,583,835
Receivables	0	7,817,356
Other current assets	1,452,836	10,372,621
Fixed assets	0	6,907,448
Other assets	834,369	1,479,669

Total Assets	$ 2,289,010	$ 31,160,929

Auction payables	$ 0	$ 7,118,823
Other current liabilities	78,877	18,253,756
Long-term debt	0	1,136,270
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(2,261,540)	180,408

Total Liabilities and Stockholders' Equity	$ 2,289,010	$ 31,160,929

ASIA8, INC.

Notes to the Financial Statements

June 30, 2011

 NOTE 4- EQUITY INVESTMENT, Continued

Condensed financial information of WWA Group:

	For the three months ended June 30,
	2011	2010

Net revenues	$ 0	$ 10,920,284
Direct costs	0	(9,449,941)
Operating expenses	(8,853)	(1,206,955)
Other income (expense)	(384,850)	(332,351)
Income taxes	-	-

Net Income (Loss)	$ (393,702)	$ (68,964)

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

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

NOTE 9 – ACCOUNTS PAYABLE TO RELATED PARTY

Accounts Payable and Accrued Expenses include $34,000 of Notes Payable to related party. The notes bear no interest and are payable on demand.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on our period ended June 30, 2011. Our fiscal year end is December 31.

Discussion and Analysis

General

The Company’s current focus is to (i) work with WWA Group, Inc. (“WWA Group”), an unconsolidated entity in which it holds a 32% interest as a means to generate a return on investment, and (ii) coordinate with Infrastructure Developments Corp. (“Infrastructure”) to distribute Wing House mobile shelter systems. We anticipate that we will require additional capital to market our business and recognize that the recent economic downturn in the global economy has decreased demand for our products that depend on the vitality of the construction sector industry in the Gulf Region.

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

Results of Operations

During the period ending June 30, 2011, the Company failed to realize revenues from the sale of its products or income from its equity investment, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are still in demand and that through our coordinated efforts with Infrastructure we will generate sales of Wing Houses

Revenue

Revenue for the three and six month periods ended June 30, 2011 and June 30, 2010 was $0. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for Wing Houses. We expect revenue in future periods with a return to economic normalization in the global markets and a broadening of Infrastructure’s business which we expect will create an “in house” demand for Wing Houses

Operating Expenses

Operating expenses for the three month period ended June 30, 2011, were $23,639 as compared to $11,611 for the three month period ended June 30, 2010. Operating expenses for the six months period ended June 30, 2011, were $43,940 as compared to $23,904 for the six months period ended June 30, 2010. The increase in expenses over the comparative periods can be primarily attributed to an increase in general and administrative expenses. We expect that operating expenses will decrease until such time as the capital becomes available to us to expand our marketing efforts.

Depreciation and amortization expenses for the three and six month period ended June 30, 2011, were $0 as compared to $239 and $479 for the three and six months period ended June 30, 2010 respectively. Depreciation and amortization expenses are expected to increase as we acquire additional assets in the process of expanding our distribution activities.

Other Income/Expense

Other expenses for the three months ended June 30, 2011, were $685,160 as compared to $27,412 for the three months ended June 30, 2010. Other expenses for the six months period ended June 30, 2011, were $692,175 as compared to $439,712 for the six months ended June 30, 2010. Other expenses are attributed to the loss on equity investments tied to our interest in WWA Group and a preferred stock dividend. We expect to continue to realize other expenses related to the business operations of WWA Group in the near term.

Net Losses

Net losses for the three months ended June 30, 2011 were $708,800 as compared to $39,023 for the three months ended June 30, 2010. Net losses for the six months ended June 30, 2011, were $736,115 as compared to $463,616 for the six months ended June 30, 2010. The increase in net loss in the current period can be primarily attributed to the increase in loss from our equity investment WWA Group. We expect to continue to realize net losses until such time as our operations produce revenue and our equity investment provides us a return on investment.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the six months ended June 30, 2011.

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

Liquidity and Capital Resources

As of June 30, 2011, the Company had a working capital deficit of $266,276. Our current assets were $4,267 consisting of $5,094 in other assets offset by a negative balance in cash of $827. Our total assets were $990,456 consisting of our current assets and our equity investments totaling $986,189. At June 30, 2011, our current and total liabilities were $270,543 in accounts payable and accrued expenses.

Cash flow used in operating activities for the period ended June 30, 2011, was $38,259 as compared to cash flow used in operating activities of $931 for the period ended June 30, 2010. Cash flow used in operating activities in the current period can be attributed to net losses and an increase in current assets. We expect that cash flow used in operating activities will continue to decrease as net losses decrease.

Cash flow provided by investing activities for the periods ended June 30, 2011 and June 30, 2010, was $0. We expect to use cash flow in investing periods in future periods as capital becomes available to expand our marketing operations.

Cash flow provided by financing activities for the period ended June 30, 2011, was $2,366 as compared to $0 for the period ended June 30, 2010. Cash flow provided by financing activities in the current period can be attributed to increase in a note payable. We expect to continue to have cash flow provided by financing activities in the near term in order to continue operations.

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

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of June 30, 2011, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,189,594 as of December 31, 2010 which increased to $2,925,710 as of June 30, 2011. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; (ii) realizing revenues from the sale of Wing Houses or additional business opportunities; and (iii) obtaining loans and grants from financial or government institutions.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended June 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of June 30, 2011, the Company had a working capital deficit of $266,276. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.                                                                                Date

            /s/ Eric Montandon                                                                  August 17, 2011

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

101. INS          XBRL Instance Document†

101. PRE         XBRL Taxonomy Extension Presentation Linkbase†

101. LAB         XBRL Taxonomy Extension Label Linkbase†

101. DEF         XBRL Taxonomy Extension Label Linkbase†

101. CAL         XBRL Taxonomy Extension Label Linkbase†

101. SCH         XBRL Taxonomy Extension Schema†

*                      Incorporated by reference from previous filings of Asia8.

 †                                           Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed “furnished” and not “filed” or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, or deemed “furnished” and not “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise is not subject to liability under these sections.