Form 10-Q/A
period 2011-06-30
ASIA8, INC.
filed 2011-08-31
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

The purpose of this amendment to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the Securities Exchange Commission on August 19, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 – Interactive Data File (“XBRL Exhibit”) in accordance with Rule 405 of Regulation S-T.  For the convenience of the reader, this amendment includes those items in our original filing.  This Form 10-Q/A continues to describe conditions as of our original filing, and does not update disclosures contained herein to reflect events that occurred at a later date. This amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” and “us” refer to Asia8, Inc., a Nevada corporation, and our subsidiaries and predecessors, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q/A reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

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

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q/A, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 23 of this Form 10-Q/A, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.                                                                                Date

            /s/ Eric Montandon                                                                  August 31, 2011

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