Form 10-Q
period 2011-09-30
ASIA8, INC.
filed 2011-11-18
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 18, 2011, was 24,411,360.

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

ASIA8, INC.
Balance Sheets

	Unaudited	Audited
	September 30, 2011	December 31, 2010
ASSETS

CURRENT ASSETS
Cash	$ (1,156)	$ 35,066
Other current assets	5,094	3,594
Total Current Assets	3,938	38,660

OTHER ASSETS
Investments	993,752	1,668,104
Other non-current assets	-	-
Total Other Assets	993,752	1,668,104

TOTAL ASSETS	$ 997,690	$ 1,706,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 286,141	$ 250,735
Total Current Liabilities	286,141	250,735

TOTAL LIABILITIES	286,141	250,735

STOCKHOLDERS' EQUITY
Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 and 1,000 shares	2	2
issued and outstanding, respectively
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,411,360 and 24,156,078 shares
issued and outstanding, respectively	24,411	24,411
Additional paid-in capital	3,621,210	3,621,210
Accumulated deficit	(2,934,074)	(2,189,594)
Total Stockholders' Equity	711,549	1,456,029

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$ 997,690	$ 1,706,764

See accompanying condensed notes to reviewed financial statements.

	Asia8, Inc.
	Consolidated Statements of Operations
	Three months ended Sept 30		Nine months ended Sept 30
	Unaudited 2011	Unaudited 2010	Unaudited 2011	Unaudited 2010

REVENUES	$ -	$ -	$ -	$ -

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES :
General and administrative	10,797	11,030	54,738	34,454
Depreciation and amortization	-	240	-	719

TOTAL OPERATING EXPENSES	10,797	11,269	54,738	35,173

LOSS FROM OPERATIONS	(10,797)	(11,269)	(54,738)	(35,173)

OTHER INCOME (EXPENSES)
Preferred stock dividend	(5,130)	(5,130)	(15,390)	(15,390)
Income from equity investment	7,563	(20,212)	(674,352)	(449,665)

TOTAL OTHER INCOME (EXPENSES)	2,433	(25,342)	(689,742)	(465,055)

NET INCOME (LOSS)	(8,365)	(36,612)	(744,480)	(500,228)

BASIC INCOME (LOSS) PER SHARE	(0.00)	(0.00)	(0.03)	(0.02)

FULLY DILUTED INCOME (LOSS) PER SHARE	(0.00)	(0.00)	(0.03)	(0.02)

BASIC WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	24,156,078	24,156,078	24,156,078	24,156,078

FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	24,156,078	24,156,078	24,156,078	24,156,078

See accompanying condensed notes to reviewed financial statements.

ASIA8, INC.
Statements of Cash Flows

	For the Nine month Ended
	Sept 30,
	2011 (Unaudited)	2010 (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(744,480)	$(500,228)
Depreciation and Amortization expense	-	719
(Gain) Loss on equity investments	674,352	449,665
Changes in operating assets and liabilities:
Decrease in Other current assets	(1,500)	(3,594)
Increase in Accounts payable and accrued expenses	30,015	57,140

Net Cash Used in Operating Activities	(41,613)	3,701

CASH FLOWS FROM INVESTING ACTIVITIES

Net Cash (Used) in Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Increase/(Decrease) in notes payables	5,391	-

Net Cash Provided by Financing Activities	5,391	-

NET INCREASE (DECREASE) IN CASH	(36,222)	3,701

CASH AT BEGINNING OF PERIOD	35,066	2,510

CASH AT END OF PERIOD	$(1,156)	$6,212

CASH PAID FOR
Interest	$-	$-
Taxes	$-	$-

SCHEDULE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES
COMMON STOCK ISSUED FOR DEBT	$-	$-

See accompanying condensed notes to reviewed financial statements.

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

Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any future period.

b. Basic Loss per Share

For the Three Months Ended September 30, 2011

Income	Shares	Per-Share
(Numerator)	(Denominator)	Amount
$ (8,365)	24,156,078	$ (0.00)

For the Three Months Ended September 30, 2010

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount

$ (36,612)	24,156,078	$ (0.00)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES - continued

 c. Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then there is no need to perform the two-step impairment test. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s financial statements, as it is intended to simplify the assessment for goodwill impairment.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income”. ASU 2011-05 requires entities to report components of comprehensive income in either a continuous statement of comprehensive income or two separate but consecutive statements.  Under the continuous statement approach, the statement would include the components and total of net income, the components and total of other comprehensive income and the total of comprehensive income.  Under the two statement approach, the first statement would include the components and total of net income and the second statement would include the components and total of other comprehensive income and the total of comprehensive income.  ASU 2011-05 does not change the items that must be reported in other comprehensive income.  ASU 2011-05 is effective retrospectively for interim and annual periods beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating the impact of the adoption of ASU 2011-05 on its financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRSs”. ASU 2011-04 does not extend the use of fair value but, rather, provides guidance about how fair value should be applied where it already is required and permitted under IFRS or U.S. GAAP.  For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13.   ASU 2011-04 is effective on a prospective basis for interim and annual periods beginning after December 15, 2011, with early adoption not permitted.  In the period of adoption, a reporting entity will be required to disclose a change, if any, in valuation technique and related inputs that result from applying ASU 2011-04 and to quantify the total effect, if practicable. The Company is currently evaluating the impact of the adoption of ASU 2011-04 on its financial position, results of operations and disclosures.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 World Wide Auctioneers, Inc., sold 100% of its subsidiary World Wide Auctioneers, Ltd., to Nevada registered company WWA Group, Inc. (“WWA Group”), in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At September 30, 2011, the Company owned 32% of the issued and outstanding WWA Group common stock.

Condensed financial information of WWA Group:

	As at September 30,
	2011	2010

Cash	$ 710	$ 3,835
Notes Receivables	1,188,001	2,932,003
Other current assets	313,180	264,835
Other assets	814,263	1,219,219
Total Assets	$ 2,316,154	$ 4,419,892

Other current liabilities	82,614	99,220
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(2,238,133)	(151,000)
Total Liabilities and Stockholders' Equity	$ 2,316,154	$ 4,419,892

Condensed financial information of WWA Group:

	For the three months Ended September 30,
	2011	2010

Net revenues	$ -	$ 33,000
Direct costs	-	(31,800)
Operating expenses	(4,833)	(40,651)
Other income (expense)	28,239	(21,844)
Income taxes	-	-
Loss for the period from discontinued operation	-	(1,263)
Net Income (Loss)	$ 23,407	$ (62,558)

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

NOTE 8 – ACCOUNTS PAYABLE TO RELATED PARTY

Accounts Payable and Accrued Expenses include $93,391 of Notes Payable to related party. The notes bear no interest and are payable on demand.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated its September 30, 2011 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

Item 2.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes hereto included in this report. All information presented herein is based on the three and nine month periods ended September 30, 2011. Our fiscal year end is December 31.

Discussion and Analysis

General

The Company’s current focus is to (i) work with WWA Group, Inc. (“WWA Group”), an unconsolidated entity in which we hold a 32% interest as a means to generate a return on investment, and (ii) coordinate with Infrastructure Developments Corp. (“Infrastructure”) to distribute Wing House mobile shelter systems. We anticipate that we will require additional capital to market our business and recognize that the recent economic downturn in the global economy has decreased demand for our products that depend on the vitality of the construction sector industry in the Gulf Region.

WWA Group

WWA Group’s business strategy is to develop Asset Forum LLC (“Asset Forum”), and assist in the growth of Infrastructure Developments Corp. (“Infrastructure”), and acquire or merge with an operating business.

The sale of WWA Group’s physical auction business - World Wide Auctioneers, Ltd. ("World Wide") - effective October 31, 2010 and ongoing discussions with the Office of Foreign Assets Control ("OFAC") as to the possibility that a debilitating penalty might be levied against it have significantly impacted WWA Group’s business operations as of September 30, 2011.While the sale of World Wide eliminated virtually all of its outstanding liabilities and resulted in a net profit to WWA Group, the resultant loss of income producing activities at year end is formidable. We expect that WWA Group will continue without income into the latter part of 2011when management believes revenues will be restored with the commercialization of the Asset Forum internet platform which matches buyers with sellers of construction equipment and real estate around the world. However, due to the uncertainty associated with OFAC, the development of Asset Forum is now held in abeyance until such time as this situation is resolved, which resolution can in no way be assured.

Asset Forum

WWA Group’s business strategy going forward, once the situation with OFAC is resolved, is to build Asset Forum into a global internet hub for the buying and selling of assets. Management has long recognized the trend towards a web based marketplace that utilizes contemporary technology to safely bring buyers and sellers together. Asset Forum is the necessary outcrop of that trend.

Asset Forum is an Arizona based company that provides an international listing service that matches sellers with buyers for heavy equipment and real estate. We have supplemented Asset Forum's distinctive listing service with our on-line auction software to perform the actual bidding and selling function of items for   on-line auction. The Asset Forum business model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners over a broad range of asset categories. The platform includes a unique forum function that enables the viewer to post comments on the items displayed and permits buyers to deal directly with sellers which we have enhanced with our proprietary On Line Bidding software. Asset Forum’s combination of open forum, owner direct and customized auctions in one marketplace for buyers and sellers attracted thousands of asset listings in 2010.

WWA Group is yet to realize revenue from the operation of Asset Forum yet the model for generating income from this type of web based sales facility exists. Management plans to increase awareness of Asset Forum from a database of former clients garnered from many years in the physical auction business and from a host of prospective new clients used to being able to buy and sell through existing electronic sales facilities.  The transition of new visitors to the Asset Forum website will be accomplished by marketing the site through trade journals, magazines, websites and trade shows. Once a critical mass of buyers and sellers, yet to be determined, has been reached management intends to include an income producing component onto the site.

Management expects that the income producing component will be based on commissions earned from sellers on the actual sale of assets listed for on line auction on Asset Forum’s web site.  Commissions will range from 2% to 12% depending on the value of the item sold and negotiations with the seller(s).  Asset Forum will also charge a buyer’s premium ranging from 1% to 7% depending on the value of the item.  Seller’s commissions and buyer’s premiums will comprise the bulk of revenue generated.  Asset Forum’s seller’s commission and buyer’s premiums are generally lower on average than the industry standards being charged by competing models. Other revenue can be generated by the gross profit margin earned by items bought by Asset Forum for its own account, and sold at on line auction.  In certain cases, Asset Forum will also negotiate with a seller to take a percentage of the sold price amount over a certain minimum selling price, rather than a seller’s commission.

WWA Group’s financial condition and results of operations will depend primarily on whether or not OFAC follows through with its intention to impose a penalty despite WWA Group’s contentions to the contrary. While we do not believe that OFAC will penalize WWA Group to the extent noticed or at all, the prospect of being fined will weigh down WWA Group’s operations until such time as the situation is satisfactorily resolved. Once WWA Group can again move forward, its financial condition will rely very much on whether it can successfully realize revenue from the development of Asset Forum and whether there will be any return on its investment in Infrastructure. Meanwhile, WWA Group’s continued operation is tied to its ability to realize debt or equity financing which can in no way be assured.

WWA Group’s business development strategy is prone to significant risks and uncertainties, most importantly the unresolved situation with OFAC, which are having an immediate impact on its efforts to realize net cash flow. WWA Group is yet to generate income from the operations of Asset Forum. Should WWA Group be unable to generate income or reduce expenses to the point where it meets operating expenses, WWA Group’s ability to continue its business operations will be in jeopardy.

Infrastructure

WWA Group maintains a 17.12% equity interest in Infrastructure, a project management company focused on specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. We believe that despite the global economic downturn that a significant number of projects fall within the criteria expressed by Infrastructure. We remain positive that Infrastructure can compete for such projects.

Since each of WWA Group and Infrastructure share common management we believe that there exists an opportunity to utilize our international presence and existing relationships to assist Infrastructure in procuring new projects and managing existing ones. Management recognizes that Infrastructure’s success is critical to any gain on its investment and will impact its future ability to repay amounts loaned by WWA Group to Infrastructure. The effect being we work with Infrastructure on an as needed basis to provide any assistance that might be required and within our ability to assist.

We are displaying and using Wing House office units in World Wide’s auction yard in Dubai, UAE and are actively marketing the unit to the thousands of visitors to the yard each year. We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales efforts though demand for this type of housing has receded. Infrastructure is tendering and winning various contracts in Asia that may lead to more “in house” created demand for the units. The Company and Infrastructure will share gross profits made on any sales or rentals generated by Infrastructure’s efforts though no revenue has been generated by this cooperation to date.

Infrastructure’s business development strategy is prone to significant risks and uncertainties, most importantly its ability to compete effectively on a global scale for project management contracts. Should Infrastructure be unable to generate sufficient income or reduce expenses to meet operating costs, Infrastructure’s ability to continue its business operations will be in jeopardy.

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

Financial Condition and Business Development Risks

Our financial condition and results of operations will depend primarily on prospective income generated from our investments and/or expansion businesses. Meanwhile, our continued operation is tied to our ability to realize debt or equity financing though we have no commitments for financing at this time. Since the Company is without income or any commitment for new financing, it can provide no assurance that cash flows over the next twelve months will be sufficient to sustain operations.

Results of Operations

During the period ending September 30, 2011, the Company failed to realize revenues from the sale of its products or income from its equity investment, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2011 alongside the efforts of Infrastructure will generate sales of Wing Houses.

Revenue

Revenue for the three and nine month periods ended September 30, 2011 and September 30, 2010 was $0. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for Wing Houses. We expect revenue in future periods with a return to economic normalization in the global markets and a broadening of Infrastructure’s business which we expect will create an “in house” demand for Wing Houses.

Operating Expenses

Operating expenses for the three month period ended September 30, 2011 were $10,797 as compared to $11,269 for the three month period ended September 30, 2010. Operating expenses for the nine month period ended September 30, 2011 were $54,738 as compared to $35,173 for the nine months period ended September 30, 2010. While operating expenses remained relatively consistent over the comparative three month periods same increased over the comparative nine month periods. The increase in expenses over the comparative periods nine month periods is attributed to an increase in general and administrative expenses tied to marketing efforts for the Wing Houses in the early part of this year. We expect that operating expenses will remain relatively consistent until such time as the capital becomes available to us to return to marketing efforts in connection with the Wing Houses.

Depreciation and amortization expenses for the three and nine month period ended September 30, 2011, were $0 as compared to $240 and $719 for the three and nine months period ended September 30, 2010 respectively. Depreciation and amortization expenses are expected to remain inconsequential until such time as we either expand our present business or acquire another business.

Other Income/Expense

Other income for the three months ended September 30, 2011 was $2,433 as compared to other expense of $25,342 for the three months ended September 30, 2010. Other expenses for the nine months period ended September 30, 2011 were $689,742 as compared to $465,055 for the nine months ended September 30, 2010. The transition to other income in the current three month period from other expense in the comparative period can be attributed to other income from equity investment in the current period over other expense in the comparative period tied to our equity investment in WWA Group. Likewise other expenses which increased over the nine month comparative periods are tied to losses tied to our equity investment in WWA Group.  We expect to continue to realize other income related to the business operations of WWA Group provided that outstanding issues with OFAC are resolved and Asset Forum is developed to produce revenue neither of which outcomes can be assured.

Net Losses

Net losses for the three months ended September 30, 2011 was $8,365 as compared to $36,612 for the three months ended September 30, 2010. Net losses for the nine months ended September 30, 2011 was $744,480 as compared to $500,288 for the nine months ended September 30, 2010. The decrease in net loss in the current three month period can be attributed to other income tied to our equity investment in WWA Group whereas the increase in loss in the current nine month period can be attributed to other expense tied to our equity investment in WWA Group. We expect losses to continue to decrease as general and administrative expenses remain consistent and net loss tied to our equity investment in WWA Group decreases.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the nine months ended September 30, 2011.

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

Liquidity and Capital Resources

As of September 30, 2011, the Company had a working capital deficit of $282,203. Our current assets were $3,938 consisting of $(1,156) in cash and $5,094 in other assets. Our total assets were $997,690 consisting of our current assets and our equity investments totaling to $993,752. At September 30, 2011, our current and total liabilities were $286,141.

Cash flow used in operating activities for the period ended September 30, 2011, was $41,613 as compared to cash flow provided by operating activities of $3,701 for the period ended September 30, 2010. Cash flow used in operating activities in the current period can be primarily attributed to net losses. We expect that cash flow used in operating activities will continue to decrease as net losses decrease.

Cash flow provided by investing activities for the periods ended September 30, 2011 and September 30, 2010 was $0. We expect to use cash flow in investing periods in future periods as capital becomes available to expand our marketing operations.

Cash flow provided by financing activities for the period ended September 30, 2011, was $5,391 as compared to $0 for the period ended September 30, 2010. Cash flow provided by financing activities in the current period can be attributed to an increase in a note payable. We expect to continue to have cash flow provided by financing activities in order to continue operations.

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a face market value on November 15, 2011 of $156,950. We could sell a portion of these shares, subject to the limitations imposed by Rule 144, as a source of operating funds.

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

The Company had no commitments for future capital expenditures that were material at September 30, 2011.

The Company had no lines of credit or other bank financing arrangements.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of September 30, 2011, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $2,189,594 as of December 31, 2010 which increased to $2,934,074 as of September 30, 2011. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii) realizing revenues from the sale of Wing Houses or additional business opportunities. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. We are ineligible to rely on the safe-harbor provision of the Private Litigation Reform Act of 1995 for forward looking statements made in this quarterly report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

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

Stock-Based Compensation

The Company has adopted Accounting Standards Codification Topic (“ASC”) 718, Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended September 30, 2011, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2011, the Company had a working capital deficit of $282,203. We will have to obtain additional working capital from debt or equity placements to effectively continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

MARKET ACCEPTANCE OF THE PRODUCTS WE HAVE DISTRIBUTION RIGHTS TO IS CRITICAL TO OUR GROWTH

The Company intends to continue to generate revenue from the sale of mobile shelters. As such, market acceptance of our products is critical. If our prospective customers do not accept or purchase these products, then our revenue, cash flow and/or operating results will be negatively impacted.

WE COMPETE WITH LARGER AND BETTER-FINANCED CORPORATIONS

Competition within the international market for mobile shelters is intense. While the products we are entitled to distribute are distinguished by next-generation innovations that are more sophisticated, flexible and cost effective than many competitive products currently in the market place, a number of entities offer mobile shelters and new competitors may enter the market in the future. Some of our existing and potential competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do.

AS A DISTRIBUTOR WE DEPEND ON THE PERFORMANCE OFA THIRD PARTY MANUFACTURER

The Company relies on Renhe Manufacturing China to procure Wing House mobile shelters for distribution. Our business plan is reliant on the delivery of products from the manufacturer, which reliance reduces the level of control we have and exposes us to significant risks such as inadequate capacity, late delivery, substandard quality and higher prices, all of which could adversely affect the Company’s performance.

OUR CHIEF EXECUTIVE OFFICER DOES NOT OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY DUE TO HIS DUAL RESPONSIBILITIES

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of WWA Group and as a director of Infrastructure. His responsibilities cause him to divide his time, the majority of which is dedicated to the management and operation of WWA Group. The division of time however does not necessarily indicate a division of interests as the Company owns approximately 32% of the outstanding shares of WWA Group. Nonetheless, his dual responsibilities may compromise the Company’s ability to successfully conduct its business operations.

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

WWA Group does not believe that the small percentage of sales in question has had any impact on operations, reputation or on shareholder value. However, despite the fact that WWA Group has no knowledge of delivery of equipment purchased at its auctions to Iran, Sudan or Syria, OFAC has proposed that a fine of $3,438,600 be imposed on WWA Group. Although WWA group is in the process of negating the basis for the proposed fine the imposition of such a penalty would have a negative on WWA Group’s reputation and could diminish WWA Group’s ability to continue as a going concern.

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

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.          (REMOVED AND RESERVED)

Removed and reserved.

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 25 of this Form 10‑Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.                                                                                Date

            /s/ Eric Montandon                                                                  November 18, 2011

By: Eric Montandon

Its: Chief Executive Officer, Chief Financial Officer,

Principal Accounting Officer and Director

INDEX TO EXHIBITS

Exhibit             Description

3.1.1*              Articles of Incorporation dated September 23, 1996 (incorporated by reference to the Form 10-12G filed with the Commission on October 20, 1999).

3.1.2*              Amended Articles of Incorporation dated July 9, 1999 (incorporated by reference from Form 10-QSB filed with the Commission on October 20, 1999).

3.1.3*              Amended Articles of Incorporation dated December 22, 1999 (incorporated by reference from Form 10-QSB filed with the Commission on May 15, 2007).

3.1.4*              Amended Articles of Incorporation dated April 20, 2007 (incorporated by reference from Form 10-QSB filed with the Commission on May 15, 2007).

3.2.1*              Bylaws dated May 6, 1999 (incorporated by reference Form 10-12G filed with the Commission on October 20, 1999).

3.2.2*              Amended Bylaws dated January 22, 2007 (incorporated by reference to the Form 8-K filed with the Commission on January 29, 2007).

10.1*               Share Purchase Agreement dated June 2000 between Asia8, Inc. (formerly Asia4Sale.com, Inc.) and World Wide Auctioneers, Inc. (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

10.2*               Unic Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Peter Prescott (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

10.3*               Atomix Distribution Agreement dated May 1, 2007 between Asia8, Inc. and Peter Prescott (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

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

*                      Incorporated by reference from previous filings of the Company.

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