Form 10-K
period 2011-12-31
ASIA8, INC.
filed 2012-04-16
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  ___ to              .

Commission file number: 000-27735

ASIA8, INC.

 (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	77-0438927 (I.R.S. Employer Identification No.)

700 Lavaca Street, Suite 1400 Austin, Texas 78701

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

Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the registrant's common stock, $0.001 par value (the only class of voting stock), held by non-affiliates (19,637,775 shares) was approximately $3,142,044 based on the price of $0.16 at which the registrant’s common stock was last authorized for issuance in 2009.

At April 13, 2012 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 24,411,360.

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

We acquired a 49% interest in World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd (“WWA”), an international equipment auction company on June 30, 2000. WWA, based in the United Arab Emirates (UAE) holds unreserved auctions on a consignment basis for the sale of construction, industrial and transportation equipment. On August 8, 2003 World Wide Auctioneers, Inc. sold 100% of WWA to a Nevada registered company, WWA Group, Inc. (“WWA Group”) in a stock exchange transaction. The stock exchange caused us to acquire a minority equity investment in WWA Group which we account for using the equity method, whereby our percentage of the net income or losses of WWA Group are accounted in our own results as other income or losses.

WWA Group sold WWA to Seven International Holdings, Ltd., a Hong Kong registered company, on October 31, 2010, in exchange for its assumption of the assets and liabilities of WWA subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest and debt position in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds a consolidated 57.58% equity position.

The Company sold 3,240,000 common shares of WWA Group on March 26, 2012 decreasing our current interest to a 17.56% interest.

We maintain the exclusive rights to distribute Atomix boats and Renhe Mobile House products or “Wing Houses” in the UAE though sales of these respective products have decreased to nil over the last twenty four months due primarily to the recent global downturn. Although the downturn in the UAE has generally abated the demand for the products we have under contract has been slow to recover causing us to discontinue distribution efforts in relation to the Unic Crane and Atomix boat products.

Our business office is located 700 Lavaca Street, Suite 1400, Austin, Texas, and our telephone number is (480) 505-0070. Our registered statutory office is located at the UPS Store 1650 3395 South Jones Boulevard, Las Vegas, Nevada 89146.

The Company

Distribution Rights

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

Despite our initial success in distributing products under license, the onset of recessionary economic conditions in 2008 throughout the Gulf Region stifled new construction projects which reduced the demand for Unic Cranes and Atomix Boats to a point where continued sales on a competitive basis were untenable. Currently, we no longer market either Unic Cranes or Atomix Boats. Product distribution efforts are now focused entirely on “Wing Houses” on a joint basis with Infrastructure, an affiliated entity.

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

WWA Group Equity Interest

Asset Forum

WWA Group holds a majority interest in Asset Forum, an Arizona based company that provides an international listing service that matches sellers with buyers for heavy equipment and real estate. We have supplemented Asset Forum's distinctive listing service with our on-line auction software to perform the actual bidding and selling function of items for on-line auction. The Asset Forum business model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners over a broad range of asset categories. The platform includes a unique forum function that enables the viewer to post comments on the items displayed and permits buyers to deal directly with sellers. Asset Forum’s combination of open forum, owner direct and customized auctions in one marketplace for buyers and sellers attracted thousands of asset listings in 2011.

Infrastructure

Project Management

WWA Group maintains a consolidated 57.58% equity interest in Infrastructure, a project management company due to the conversion of a promissory note due into shares of Infrastructure on November 21, 2011.

Infrastructure is a project management company focused on specialized projects and subcontracts in the $1 million to $10 million range throughout the Middle East, Africa and Asia. Managed by engineers with extensive experience in construction, disposal, environmental remediation, telecommunications, and technical project management, Infrastructure seeks out project management opportunities in oil and gas infrastructure and support activities, permanent and temporary forward base camp installation and communications, construction endeavors, debris disposal and reclamation, earthmoving and mining operations. US Military contracts in Southeast Asia have been a significant source of recent work, with Infrastructure’s projects including:

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

•         Design/build contract for the US Navy’s Lido Phase II project in Indonesia  consisting of designing and building a two storey barrack, dining facilities, a mess hall, a kitchen, roads, parking areas, and site utilities; contract awarded September 29, 2010. (Infrastructure was unable to complete this project due to issues related to its subcontractors so work was abandoned at the end of 2011.)

The number of U.S. government projects available for bidding within Infrastructure’s target range is enormous. The challenge facing Infrastructure is not finding projects to bid on, but rather selecting the opportunities that will be profitable and will align with our business development plan without exposing Infrastructure to unnecessary risks. The U.S. government selection criteria for successful bids are predicated on “lowest price” and “technically acceptable”.  Since Infrastructure has determined that the margins on many of these "lowest price" projects is too small, it has suspended bidding on a wide range of projects and instead has decided to focus its bidding on specialty contracts that do not have hundreds of bidders with whom it must compete.

Prefabricated Housing

The Company and Infrastructure act as partners in distributing several types of highly portable and economical prefabricated structures manufactured in China and Thailand. These structures are ideal for use as residences or offices space on project sites, and are also a useful solution for disaster relief situations and other environments requiring the rapid deployment of low-cost housing structures.

The market for disaster relief and reconstruction efforts encompasses affected populations as well as rapidly deployable operation and residence bases for relief personnel. The need for this type of structure has been powerfully underscored by recent earthquakes and tsunamis. Infrastructure believes that low-cost, readily transportable prefabricated structures are an ideal solution providing both immediate relief and long-term viability for disaster-affected areas, and it is actively pursuing relationships with both relief agencies and governments of disaster-prone areas.

Since November of 2011, the Company has received over 150 inquiries for Wing House information from over 20 countries. We have provided 30 formal quotations from these inquiries but are yet to receive any formal purchase orders.

Domestic Operations

Infrastructure has more recently begun contact with major U.S. construction firms to establish strategic partnerships for domestic U.S. military construction projects. One of these relationships as enabled Infrastructure with the facility to bid and work on facilities of a classified nature in the United States, a separate and highly specialized market. Infrastructure continues to pursue strategic partnerships but to date has not bid on any domestic projects.

Alternative Fuels

Infrastructure has recently decided to diversify its operations to address the worldwide demand for transportation and energy generation alternative fuels.

Infrastructure's first step into the alternative fuels business was with operations at its facility in Chonburi, Thailand with the diesel to CNG conversion of a 250Kva/200Kw Cummins diesel generator at the end of 2011. Infrastructure expects to expand CNG operations with additional generator acquisitions, conversions and sales in Thailand in the coming months.

Infrastructure entered into a memorandum of understanding with Cleanfield Energy, Inc. ("Cleanfield") on July 1, 2011, as amended on July 7, 2011 to focus on developing a network of CNG conversion facilities and fueling stations in key areas where the market is already sustainable. Cleanfield was formed in Arizona for the purpose of pursuing opportunities in the natural gas powered engine industry. The founder spent three years researching and consulting on the industry in the western and southern United States, and developing a business plan suitable for entering into the industry in its early stage. The founder was attracted to partnering with Infrastructure for its project management experience and its Utah base. Utah is one of the leading states in the U.S. for natural gas engine power and clean energy initiatives.

Cleanfield’s business model has unique advantages for both investors and communities. Investors have the opportunity to develop a locally oriented, environmentally sensitive business in an industry that’s already making money and that has almost unlimited potential. Communities can seize the opportunity to promote clean energy and local and national employment. Both can take advantage of a huge array of federal and state governmental incentives designed to promote the transition from expensive, polluting, imported gasoline and diesel to clean, affordable CNG.

Cleanfield has also partnered with U-Fix-It Center – a Tempe, Arizona-based automotive services facility – to provide the Company's CNG vehicle conversion in the Phoenix area. U-Fix-It staff are certified installers and safety inspectors of EPA certified CNG conversion kits. U-Fix-It Center operates a 22-bay repair center offering a broad spectrum of automotive services. Cleanfield’s agreement with U-Fix-It provides for the use of U-Fix-it facilities and the execution of conversion jobs by U-Fix-It mechanics on a per-job basis. These terms allow Cleanfield to enter the conversion business with minimal startup cost, without carrying the overhead cost of the facility and mechanics. Cleanfield also leases space from the U-Fix-It Center.

The memorandum of understanding provides Infrastructure with the exclusive right to collaborate with Cleanfield and the right of first refusal to acquire or form a more comprehensive joint venture with Cleanfield. Infrastructure is committed to providing Cleanfield with interim funding to cover expenses for the furtherance of its business plan.

Products

Cleanfield is an authorized distributor and installer of conversion kits and natural gas compressors produced by Go Natural, a Utah-based company that has emerged as a leading player in the CNG conversion field. All Go Natural products have full EPA and CARB approval.

Go Natural offers one of the largest ranges of EPA and CARB conversion kits in the industry, enabling Cleanfield to service and convert a large number of vehicle types. Since Go Natural’s primary facility is located in Woods Cross, Utah, necessary parts and kits can be easily transported to the Cleanfield facility.

Go Natural products are price-competitive. The cost of conversion and EPA certified vehicle starts at about $7,500 and increases primarily based upon on cylinder configuration. CNG Kits start at $6,000 and fuel cylinders start at $1,500 each, installed. Depending on range needed more than one cylinder can be used.

The installed system includes:

  The Cylinder is used to store CNG at a working pressure of 200 bar that is fitted with a shutoff valve and a safety burst disc. The cylinders are type approved by the Chief Controller of Explosives, Government of India
  The Vapor Bag encloses the cylinder valve and the pipes connecting it and is vented out of the car
  High Pressure Fuel Lines connect the refueling valve to the CNG Cylinder and Pressure Regulator
  The Refueling Valve is used to refuel the CNG cylinder
  The Pressure Regulator has a Solenoid Valve to shut off gas supply to the engine. The CNG stored at a high pressure in the cylinder is reduced to just below atmospheric pressure by this unit. This negative pressure is also a safety feature that will not allow gas to pass through when the engine is not running
  The Gas-Air Mixer is a unique component, specially designed to suit each engine model. It precisely meters gas fed into the engine
  The Petrol-Solenoid Valve is used to cut off petrol supply to the engine when it is run on CNG
  The Selector Switch is fitted at the dashboard, enabling the driver to choose either the CNG mode or the petrol mode of operation. The electronics built into this unit also ensures safety by switching off the gas solenoid whenever the engine is switched off. It also serves as a fuel indicator for the quantity of CNG available in the cylinder

One of the primary advantages of Go Natural is a range of products and an industry-leading three-year/100,000 mile warranty.

Go Natural’s hydraulic compressors were developed in partnership with Parker Hannifin, a multibillion dollar component manufacturer. These new compressors will be available to the market in 2012. The compression chambers compress large amounts of gas with every stroke, compressing gas on both backward and forward strokes and reaching 5,000 psi in only 2 stages. Durability is more than 3 times that of other conventional compressors.

Cleanfield will initially offer Go Natural products in its conversion centers and rely on the proven Go Natural range of solutions for fueling station installations. Cleanfield intends to offer its customers the widest possible range of high-quality natural gas vehicle and service station products available in the market today. Cleanfield is closely monitoring the approval processes of several leading candidates for diesel to natural gas conversion systems, and intends to offer diesel-to-gas conversions as soon as an EPA/CARB-approved system is available.

Services

Cleanfield will initially provide a range of conversion services, including conversion of gasoline engines to CNG and the replacement of diesel engines or gasoline engines for which no EPA/CARB conversion process exists with CNG engines. Diesel-to-CNG conversions will be provided when EPA/CARB-approved processes become available. Cleanfield also provides consulting services for public or private entities that wish to convert fleets of vehicles to CNG. These packages typically involve fleet conversion, establishment of strategically located fueling points, and assistance in maximizing the benefits offered by a broad but complex range of federal and state incentive programs.

Competition

Distribution Rights

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

WWA Group Equity Interest

Asset Forum

Asset Forum competes with auction companies worldwide for Internet buyers. There are numerous on-line auctioneers of used equipment and property, mainly based in the U.S. and Japan, including Ritchie Brothers Auctioneers, Inc. and Iron Plant, which offer live on-line bidding at their on-line and physical auctions. We believe that buyer acceptance of on-line equipment and property auctions have reached a point where significant net returns are possible. We believe that while there is significant competition from on-line auction companies, we expect that our unique software features used by Asset Forum will help us successfully penetrate a niche in the on-line major equipment market.

Infrastructure

Project Management Competition

Since 2009 Infrastructure has been active in the Southeast Asian construction and project management business. This activity has generated sufficient experience to analyze current and prospective competition.  To date this competition has come almost exclusively from large local and regionally based construction firms. We know of at least 10 other companies that bid on U.S. government projects in the region that are in the $500,000 to $10,000,000 range, and at least 5 additional companies that bid on the larger U.S. government projects.  All competitors are well funded, and have more experience and economies of scale than we do.

Infrastructure’s competitive position against these companies is built around the fact that these companies are typically structured as regional equivalents of large international construction firms which typically maintain large headquarters facilities with the extensive staff needed to support bidding and operations on a very wide range of local and international contracts.  Relying on this type of structure increases their overhead cost and diminishes their ability to field competitive proposals.

Infrastructure’s competitive strategy for bidding on private projects in the future is to maintain an extremely lean corporate structure with minimal staff, facility, and asset depreciation costs in order to focus on a rigorous process of project selection, targeting only those projects it is most likely to win while reducing the staff time required for bid preparation. Infrastructure maintains a very low cost structure, but has a high level of expertise and extensive experience with U.S. government contracting and other projects with rigorous technical specifications enables it to submit bids with a level of technical qualification that other small companies with equivalent cost structures cannot match. Infrastructure’s principal competitive advantages are:

•           International standard technical expertise;

•           A low-cost structure enabling us to bid lower than competitors without compromising margins;

•           Service delivery, including the ability to deliver personnel, processes, systems and technology on an “as needed, where needed, when needed” basis with the required local content and presence;

•           Highest standard health, safety, and environmental practices;

•           Technological sophistication; and

•           Extensive experience in developing nations and high-risk environments.

Alternative Fuels Competition

The CNG conversion business in certain areas of the U.S. is highly competitive. Companies with greater financial resources, existing staff and labor forces, and experience are in a better position than Infrastructure to compete for conversion bids. However, Cleanfield has unique advantages in the market having teamed up with Go Natural, including:

  three-year/100,000 mile warranty
  Complete turnkey solutions for fleet managers to switch to natural gas
  CFE conversions are approved by the EPA and the air resource board of California

CFE conversion is a partnership with U-Fix-It mechanics that offers us a low cost high quality facility with minimal overhead cost, U-Fix-It operates a 22-bay secure facility centrally located in Tempe very close to the 101 of the 202 freeways.

This pattern provides obvious profitable locations for future stations. Experience with existing stations indicates that profitability is already possible at today’s vehicle density, suggesting strong growth potential as CNG adoption increases.

Integration of fleet conversion with provision of public CNG fueling infrastructure provides additional opportunity: in-house sales to fleet vehicles provide an immediate revenue source for the fueling facility, while public use provides strong growth potential.

The compressor is an integral part of any CNG filling station, whether for home, fleet, or commercial use. Go Natural is developing a new breed of natural gas compressors running on hydraulics instead of rotary driven motors. These compressors have several distinct advantages over conventional compressors:

  The reduced speed compressor moves at 35 – 50 Strokes per minute compared to conventional technology running over 1,000 RPM. This reduces friction caused damage and will increase the life of the system.
  Most of the rotary driven compressors require crank case lubrication. The Go Natural design is oil free, eliminating the need for coalescing filtration to eliminate injector failure.
  An auto-cycling system keeps all electronic valves separated from the hydraulic power unit. This allows the compressor to avoid using explosion proof motors and controls, which reduces cost significantly
  Use of a modular design allows repairs to be easily accomplished in the field by the users. This reduces maintenance cost.
  The modular design also allows for the customer to start out wi th a small unit then add additional units as demand increases without having to replace the initial investment.
  Used in parallel they provide redundancy to the station so the station is never out of operation if a compressor goes down.

Contracts

WWA Group Equity Interest

Infrastructure

Infrastructure’s contracts can be broadly categorized as either cost-reimbursable or fixed-price, the latter sometimes being referred to as lump-sum. Some contracts can involve both fixed-price and cost-reimbursable elements. Fixed-price contracts are for a fixed sum to cover all costs and any profit element for a defined scope of work. Fixed-price contracts entail more risk to Infrastructure because they require it to predetermine both the quantities of work to be performed and the costs associated with executing the work. Although fixed-price contracts involve greater risk than cost-reimbursable contracts, they also are potentially more profitable since the owner/customer pays a premium to transfer more project risk to Infrastructure. Cost-reimbursable contracts include contracts where the price is variable based upon Infrastructure’s actual costs incurred for time and materials, or for variable quantities of work priced at defined unit rates, including reimbursable labor hour contracts. Profit on cost-reimbursable contracts may be based upon a percentage of costs incurred and/or a fixed amount. Cost reimbursable contracts are generally less risky than fixed-price contracts because the owner/customer retains many of the project risks.

Insurance

WWA Group Equity Interest

Infrastructure

All of the Infrastructure’s operations carry “All Risks Insurance”, the costs of which are passed on to clients within bid proposals. This insurance is mandatory and any competing bidders will also pass on similar costs.

Marketability

Distribution Rights

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

WWA Group Equity Interest

Infrastructure

Project Management

Engineering services of the type offered by Infrastructure are in considerable demand. The recent global economic slowdown has seen some reduction in projects offered for tender and an increase in competition for tenders, but Infrastructure is currently evaluating several private projects for bidding. We can offer no assurance that any of these bids will be awarded to Infrastructure, but we have confidence in the company’s abilities and competitive position, and the figure indicates that sufficient opportunities exist for further expansion.

Southeast Asia provides an ideal working environment Infrastructure as there is a substantial U.S. military presence in the area that is relatively dispersed and focused on training, disaster relief, support for local forces and civic assistance projects.  These activities provide numerous contract opportunities including diplomatic construction plans, development and relief aid spending, and private construction opportunities.  The region enjoys a relatively high degree of political stability and presents a very manageable risk picture.

Indonesia and East Timor, along with Malaysia, Papua New Guinea, and the southern Philippines are active with new U.S. government funded building projects and private sector projects, including infrastructure, oil & gas, and mining projects. These markets are determined to be relatively open to new qualified bidders relative to other project markets in Southeast Asia and the Pacific Rim.

Infrastructure has bid on several projects in this region with a demonstrated capacity to perform work in this region supported by our physical presence in Thailand provide a solid base for regional expansion. Despite the marketability of Infrastructures’ services it has suspended bidding in the region at this time due to low project margins.

Alternative Fuels Market

CNG is entrenched in a variety of states, notably Arizona, southern California, Colorado, Utah and Louisiana. Cleanfield believes CNG use will predictably expand out from these core areas and along corridors linking these areas. For this reason, Infrastructure selected the Southwestern United States as its initial target market, beginning in Arizona. CNG is already a significant market presence in nearby California and Utah. As a major corridor between these early adopters, Arizona is well situated to be the next takeoff point in CNG adoption, providing an ideal ground-floor opportunity. Competition remains limited, giving Cleanfield the opportunity to establish its presence early and build a base for subsequent expansion, rather than entering the already competitive markets of Utah and Southern California.

Arizona is also in the midst of an effort to position itself as a major center for alternative energy development, building from a dominant position in the solar energy industry and expanding into other alternative energy fields. Cleanfield has been granted membership to the exclusive Valley of the Sun Clean Cities Coalition through 2012. The coalition is a group of public agencies and prominent corporations committed to expanding alternative energy use. Coalition members already operate nearly 7,000 alternative fuel vehicles and displace some 30 million gallons of petroleum fuel annually with alternative fuels such as natural gas, biodiesel, propane, ethanol, and electricity. According to a 2010 survey, this represents 10% of the annual consumption of alternative transportation fuel in the U.S. Coalition members have set the target of having one million Alternative Fuel Vehicles in the U.S., with fleet operators in the coalition holding a mandate to reduce carbon footprints. Area companies participating in the initiative include:

  AT&T
  Coca-Cola
  Enterprise Holdings (Enterprise, Alamo, National)
  FedEx
  Frito-Lay
  General Electric
  OSRAM Sylvania
  PepsiCo
  Rider Trucks
  Schwan’s Staples
  Thyssen/Krupp elevators
  UPS
  Verizon

Approximately 58% of Arizona’s population lives in cities of 100,000 or more, the highest ratio in the U.S. This population concentration makes it easy to reach a large percentage of the populace with a network of strategically located facilities.

In additional to Arizona, Cleanfield is beginning to focus on areas in and around the gas-rich states of Oklahoma and Texas, which are being heavily promoted and rapidly adopting CNG for vehicles. Louisiana will likely be Cleanfield's jumping off point in the area as the company has been making inroads to landing conversion contracts there in recent months.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

The Company neither owns nor has applied for any patents or trademarks. We do not license any of our technology from other companies.  However, the Company does have an exclusive distribution agreement with Renhe for the Wing Houses.

WWA Group Equity Interest

WWA Group has no patents or trademarks but does hold various Internet domain names in its own name and in that of Asset Forum.  WWA Group’s proprietary software is safeguarded by the terms and conditions of our development agreement with the software developer which includes our exclusive ownership of the software and confidentiality provisions.

Infrastructure

Infrastructure has no patents or trademarks but does hold various Internet domain names.

Governmental and Environmental Regulation

Environment

Our operations are subject to the general corporate laws and regulations of those countries in which we, WWA Group or Infrastructure currently operate relating to, among other things, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The expansion of operations into other countries may subject us to additional national, federal, provincial, state and local laws, rules and regulations relating to, among other things, imports and exports of equipment, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. The development or expansion of operations depends upon the receipt of required licenses, permits and other governmental authorizations. Under some of the laws regulating the use, storage, discharge and disposal of environmentally sensitive materials, an owner or lessee of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances located on or in, or emanating from, such property, as well as related costs of investigation and property damage. Laws of this nature often impose liability without regard to whether the owner or lessee knew of, or was responsible for, the presence of hazardous or toxic substances.

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

Doing Business with Nationals of Countries identified by the U.S. as State Sponsors of Terrorism

The U.S State Department and the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) has identified Iran, Sudan and Syria as state sponsors of terrorism, and forbade the sale of goods or services by U.S. persons or companies to these countries or to agents of the respective governments of these countries. On April 27, 2007 WWA Group received a “cease and desist” order from OFAC proscribing the sale of equipment or services, or facilitating the sale of equipment or services to persons with registered addresses in Iran, Syria or Sudan. WWA Group has never sold equipment at auction or delivered equipment to countries or to agents of the respective governments of those countries that OFAC has identified as state sponsors of terrorism. However, we had in the past sold equipment to private individuals or companies resident in Iran, Sudan or Syria who may have, on their own accord, have exported such purchased equipment to their country of residence. Since May of 2007 until the disposition of World Wide Auctioneers in October of 2010, in compliance with the OFAC “cease and desist” order, we enforced a strict policy of prohibiting the sale of equipment to any persons or companies that  register to bid using addresses in Iran, Sudan or Syria. On January 13, 2012 WWA Group received a Cautionary Letter from OFAC as a final enforcement response to apparent violations in lieu of a civil penalty.

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

As of December 31, 2011, the Company had a working capital deficit of $208,895. We will have to obtain additional working capital from debt or equity placements to continue operations. Although, we have a commitment for the provision of additional working capital, this commitment may prove to be insufficient. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

OUR CHIEF EXECUTIVE OFFICER DOES NOT OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY DUE TO HIS VARIED RESPONSIBILITIES

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of WWA Group and as a director of Infrastructure. His responsibilities cause him to divide his time, the majority of which is dedicated to the management of WWA Group. The division of time however does not necessarily indicate a division of interests as the Company owns approximately 18% of the outstanding shares of WWA Group. Nonetheless, his varied responsibilities may compromise the Company’s ability to successfully conduct its business operations.

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

Our internal controls over financial reporting may not be considered effective in the future, which CONCLUSION could result in a loss of investor confidence in our financial reports and in turn have an adverse Affect on SHAREHOLDER PERCEPTION.

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

ITEM 1B.        UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

The Company currently maintains limited executive office space at 700 Lavaca Street, Suite 1400, Austin, Texas 78701 for which it pays rent of $60 a month on a recurring basis

The Company does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations.

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

Common Stock

As of April 13, 2012 there were 1,645 shareholders of record holding a total of 24,411,360 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001, authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of April 13, 2012 there were 2,280 shares of Series 1 preferred issued and outstanding of the 25,000,000 shares of preferred stock, par value of $0.001, authorized. Preferred shares are convertible into 400 shares of the Company’s common stock, bear interest at 9% per annum, and have no redemption provision.

The Company’s preferred shares may have such rights, preferences and designations as determined by the board of directors and may be issued in different series’. Series 1 is the only series currently outstanding.

Warrants

As of April 13, 2012 the Company had no outstanding warrants to purchase shares of our common stock.

Stock Options

As of April 13, 2012 the Company had no outstanding stock options to purchase shares of our common stock

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

Discussion and Analysis

General

The Company’s current focus is to work together with WWA Group and Infrastructure to increase the value of its investment and to leverage those relationships to develop the distribution of Wing House mobile shelter systems. We anticipate that we will require additional capital to market this business and recognize that the economic downturn in the global economy has decreased demand for our products that depend on the vitality of the construction sector industry in the Gulf Region.

Distribution Rights

We are displaying and using Wing House office units on the internet and in a yard in Thailand while actively marketing the units by email.  We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales efforts though demand for this type of housing has receded. Infrastructure may continue to tender contracts in Asia that may lead to more “in house” created demand for the units. The Company and Infrastructure will share gross profits made on any sales or rentals generated by Infrastructure’s efforts.

WWA Group Equity Interest

WWA Group’s auctions developed a significant customer base that achieved consistent revenue and profits that led to a dominant market share in Dubai, its primary operating market. The Company invested in WWA in 2000, anticipating potential future value appreciation in that investment, and possible synergies with our management’s experience in Asian product sourcing and WWA’s core auction and selling business. WWA Group sold WWA to Seven on October 31, 2010.

Since the relationship between the Company and WWA Group is one of common management control, we benefit from the contacts and business development opportunities generated by its business activities. We intend to provide additional financial and business support to WWA Group as necessary to help grow the value of our equity interest, and to provide us opportunities that are related to and generated by WWA Group.

Asset Forum

WWA Group’s business strategy going forward is to build Asset Forum into a global internet hub for the buying and selling of assets. Management has long recognized the trend towards a web based marketplace that utilizes contemporary technology to safely bring buyers and sellers together. Asset Forum is the necessary outcrop of that trend.

Asset Forum is an Arizona based company that provides an international listing service that matches sellers with buyers for heavy equipment and real estate. We have supplemented Asset Forum's distinctive listing service with our on-line auction software to perform the actual bidding and selling function of items for   on-line auction. The Asset Forum business model is based on advertising assets for sale in a “free listing by owner” format that provides listing services for owners over a broad range of asset categories. The platform includes a unique forum function that enables the viewer to post comments on the items displayed and permits buyers to deal directly with sellers which we have enhanced with our proprietary On Line Bidding software. Asset Forum’s combination of open forum, owner direct and customized auctions in one marketplace for buyers and sellers attracted thousands of asset listings in 2011.

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

Infrastructure

WWA Group maintains a consolidated 57.58% equity interest in Infrastructure, a project management company due to the conversion of a promissory note due into shares of Infrastructure on November 21, 2011.  We believe that despite competitive pricing pressures, a significant number of projects fall within the criteria expressed by Infrastructure and that alternative fuel conversions will become widespread as fuel prices rise and fueling infrastructure becomes available.

Since each of WWA Group and Infrastructure share common management we believe that there exists an opportunity to utilize our international presence and existing relationships to assist Infrastructure in procuring new projects and managing existing ones. Management recognizes that Infrastructure’s success is critical to any gain on its investment. The effect being we work with Infrastructure on an as needed basis to provide any assistance that might be required and within our ability to assist.

Expansion Plans into other Businesses

The Company is currently targeting operating businesses and assets that are priced at current market levels that do not rely on expanding economies to generate profit. Since the Company’s ability to raise capital for acquisitions is limited our current intention is to rely on stock for stock exchange transactions as a means by which to expand into new business opportunities. The Company has signed a memorandum of agreement to acquire Emerging Market Property Advisors, a UK limited liability company in a stock for stock exchange transaction. We expect that this share exchange to proceed in the 2nd quarter of 2012 subject to shareholder approval.

Results of Operations

During the year ending December 31, 2011, the Company failed to realize revenues from the sale of its products, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are still in demand, and that a global economic recovery in 2012 alongside the efforts of Infrastructure will generate sales of Wing Houses.

Revenue

Revenue for the twelve month periods ended December 31, 2011 and December 31, 2010 was $0. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for products for which we act as a distributor. We expect revenue in future periods with a return to normalization in the global markets.

Operating Expenses

Operating expenses for the twelve month period ended December 31, 2011 were $113,430 as compared to expenses of $55,756 for the twelve month period ended December 31, 2010. The increase in expenses over the comparative periods can be attributed to increases in general and administrative expenses. We expect that operating expenses will decrease until such time as the capital becomes available to us to expand our marketing efforts.

Depreciation and amortization expenses for the twelve month period ended December 31, 2011 and December 31, 2010 were $0 and $719 respectively. The decrease in depreciation and amortization expenses over the comparative periods can be attributed mainly to the full depreciation of existing equipment. Depreciation and amortization expenses are expected to increase in the event we acquire assets in the process of expanding our distribution activities.

Other Expenses

Other expenses for the twelve month period ended December 31, 2011 were $1,409,617 as compared to other expenses of $557,050 in the twelve month period ended December 31, 2010.  The other expenses in the current period can be primarily attributed to the loss on equity investments tied to our interest in WWA Group and the payment of a dividend on our preferred stock offset by other income. We expect to continue to realize other expenses related to the business operations of WWA Group in the near term.

Net Losses

Net losses for the twelve month period ended December 31, 2011 were $1,523,047 as compared to net losses of $612,806 for the twelve month period ended December 31, 2010. The increase in net losses in the current period can be primarily attributed to the increase in the loss on our equity investments in addition to increases in general and administrative expenses. We expect to continue to realize net losses until such time as our operations produce revenue and our equity investments provide us a return on our investment.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the year ended December 31, 2011.

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

Liquidity and Capital Resources

As of December 31, 2011, the Company had a working capital deficit of $208,895. Our current assets totaled $5,485 comprised of cash totaling $391 and other assets of $5,094. Our total assets were $219,865 consisting of current assets and our equity investments totaling $214,380. At December 31, 2011 our current and total liabilities were $286,884.

Cash flow used in operating activities for the year ended December 31, 2011 was $32,668 as compared to cash flow used in operating activities of $55,444 for the year ended December 31, 2010. The change in cash flow used in operating activities in the current period can be attributed primarily to the increase in accounts payable. We expect that cash flow used in operating activities will continue to decrease as net losses decrease.

Cash flow provided by investing activities for the years ended December 31, 2011 and December 31, 2010 was $0. We expect to use cash flow in investing periods in future periods as capital becomes available to expand our business.

cash flow provided by financing activities of $88,000 for the year ended December 31, 2010. Cash flow used by financing activities in the current twelve month period can be attributed to a decrease in a note payable. We expect to have cash flow provided by financing activities in the near term in order to continue operations.

Cash flow used by financing activities for the year ended December 31, 2011 was $2,006 as compared to

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a current face market value of over $406,000. We could sell a portion of these shares, subject to the limitations imposed by Rule 144, as a source of operating funds as the Company did in March of 2012.

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

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of December 31, 2011, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2011 included in our Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles we utilized conform to accounting principles generally accepted in the United States of America.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $3,712,641 as of December 31, 2011.  The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii) realizing revenues from the sale of Wing Houses or additional business opportunities. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Years Ended December 31, 2011 and 2010

INDEX

                                                                                                                         Page

Report of Independent Registered Public Accounting Firm                 F-2

Consolidated Balance Sheets                                                            F-3

Statements of Operations                                                                 F-4

Statements of Stockholders’ Equity                                                   F-5

Statements of Cash Flows                                                                F-6

Notes to Financial Statements                                                           F-7

Pinaki & Associates LLC

Certified Public Accountants

   625 Barksdale Rd, Suite 113,

Newark, DE 19711

   Phone: 510-274-5471 | pmohapatra@pinakiassociates.com

To the Board of Directors

Asia8 Inc.

700 Lavaca Street, Suite 1400

Austin

Texas 78701

We have audited the accompanying consolidated balance sheets of Asia8 Inc. as of December 31, 2011and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2011and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations that raises a substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Asia8 Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31, 2011and 2010 , in conformity with accounting principles generally accepted in the United States of America.

/s/ Pinaki & Associates LLC.

Pinaki & Associates LLC.

Hayward, CA

April 11, 2012

ASIA8, Inc.
Consolidated Balance Sheets
	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash	$ 391	$ 35,066
Other current assets	5,094	3,594
Total Current Assets	5,485	38,660
FIXED ASSETS, Net	-	-
OTHER ASSETS
Investments	214,380	1,668,104
Total Other Assets	214,380	1,668,104
TOTAL ASSETS	$ 219,865	$ 1,706,764

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 286,884	$ 250,735
Total Current Liabilities	286,884	250,735
TOTAL LIABILITIES	286,884	250,735

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 and 1,000 shares	2	2
issued and outstanding, respectively
Common stock: 100,000,000 shares authorized;
$0.001 par value; 24,411,360 and 24,156,078 shares
issued and outstanding, respectively	24,411	24,411
Additional paid-in capital	3,621,210	3,621,210
Accumulated deficit	(3,712,641)	(2,189,594)

Total Stockholders' Deficit	(67,018)	1,456,029

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 219,865	$ 1,706,764

The accompanying notes are an integral part of these financial statements.

ASIA8, Inc.
Statements of Operations

	For the Years Ended
	December 31,
	2011	2010
REVENUES	$-	$-

COST OF GOODS SOLD	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES

Depreciation and amortization	-	719
General and administrative	113,430	55,037

Total Operating Expenses	113,430	55,756

LOSS FROM OPERATIONS	(113,430)	(55,756)

OTHER INCOME (EXPENSES)

Other income	64,627	-
Preferred stock dividend	(20,520)	(20,520)
Income from equity investment	(1,453,724)	(536,530)

Total Other Income (Expenses)	(1,409,617)	(557,050)

NET INCOME (LOSS)	$(1,523,047)	$(612,806)

BASIC INCOME (LOSS) PER SHARE	$(0.06)	$(0.03)

FULLY DILUTED INCOME (LOSS) PER SHARE	(0.06)	(0.01)
BASIC WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	24,158,876	24,158,876
FULLY DILUTED WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	24,158,876	24,158,876

The accompanying notes are an integral part of these financial statements.

ASIA8, Inc.
Audited Statements of Stockholders' Equity
					Additional	Accumulated	Total
	Preferred Stock		Common Stock		Paid-In	Deficit	Stockholders'
	Shares	Amount	Shares	Amount	Capital		Deficit

Balance, December 31, 2007	1,000	$1	$23,071,835	$23,072	$3,280,227	$(72,598)	3,230,702

Common stock issued for debt
at $0.16 per share	-	-	1,084,243	1,084	172,394	-	173,478

Preferred stock issued for debt
at $100.00 per share	1,280	1	-	-	127,999	-	128,000
						-
Net loss for the year ended
December 31, 2008	-	-	-	-	-	(130,656)	(130,656)

Balance, December 31, 2008	2,280	$2	$24,156,078	$24,156	$3,580,620	$(203,253)	3,401,525

Common stock issued for debt
at $0.16 per share	-	-	255,282	255	40,590	-	40,845

Net loss for the year ended
December 31, 2009	-	-	-	-	-	(1,373,535)	(1,373,535)

Balance, December 31, 2009	-	$2	24,411,360	$24,411	$3,621,210	$(1,576,788)	2,068,835

Net loss for the year ended
December 31, 2010	-	-	-	-	-	(612,806)	(612,806)

Balance, December 31, 2010	-	$2	24,411,360	$24,411	$3,621,210	$(2,189,594)	1,456,029

Net loss for the year ended
December 31, 2011	-	-	-	-	-	(1,523,047)	(1,523,047)

Balance, December 31, 2011	-	$2	24,411,360	$24,411	$3,621,210	$(3,712,641)	(67,018)

The accompanying notes are an integral part of these financial statements.

Asia 8, Inc.
Statement of Cash flows
	For The Years Ended December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(1,523,047)	(612,806)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	719
(Gain) Loss on disposition of assets	-	-
(Gain) Loss on equity investments	1,453,724	536,530
Loss on Investments	-	-

Changes in operating assets and liabilities
(Increase) decrease in receivables	-	0
(Increase) decrease in other current assets	(1,500)	(3,594)
Increase (decrease) in accounts payable and
accrued expenses	38,155	23,707

Net Cash Used in Operating Activities	(32,668)	(55,444)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of Fixed assets	-	-

Net Cash Provided by (Used in)
Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Common and preferred stock issued for cash/debt	-	-
Increase(decrease) in note payable	(2,006)	88,000

Net Cash Provided by Financing Activities	(2,006)	88,000

NET INCREASE (DECREASE) IN CASH	(34,675)	32,556

CASH AT BEGINNING OF PERIOD	35,066	2,510

CASH AT END OF PERIOD	391	35,066

The accompanying notes are an integral part of these financial statements.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

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

The Company acquired a 49% interest in World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd (“WWA”), an international equipment auction company on June 30, 2000. WWA, based in the United Arab Emirates (UAE) holds unreserved auctions on a consignment basis for the sale of construction, industrial and transportation equipment. On August 8, 2003 World Wide Auctioneers, Inc. sold 100% of WWA to a Nevada registered company, WWA Group, Inc. (“WWA Group”) in a stock exchange transaction. The stock exchange caused the Company to acquire a minority equity investment in WWA Group which it accounts for using the equity method. WWA Group sold WWA to Seven International Holdings, Ltd. (“Seven”), a Hong Kong registered company, on October 31, 2010, in exchange for Seven’s assumption of the assets and liabilities of WWA subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest and debt position in Infrastructure Developments Corp. (“Infrastructure”) in which it currently holds an unconsolidated 63% equity position.

The Company maintains the exclusive rights to distribute Unic Cranes, Atomix boats and Renhe Mobile House products or “Wing Houses” in the UAE though it has since discontinued distribution efforts in relation to the Unic Crane and Atomix boat products.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liabilities in the normal course of business. Accordingly, they do not include any adjustments relating to the realization of the carrying value of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company has accumulated losses and working capital and cash flows from operations are negative which raises doubt as to the validity of the going concern assumptions. These financials do not include any adjustments to the carrying value of the assets and liabilities, the reported revenues and expenses and balance sheet classifications used that would be necessary if the going concern assumption were not appropriate; such adjustments could be material. The Company will have a new look after the acquisition of EMP. Both parties have signed a MOU and the deal should go through soon. EMP is making good revenue currently and is expected to grow nicely. Continuance of the Company as a going concern is dependent on successful completion of this deal.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b. Basic Loss per Share

For the Year Ended December 31, 2011

Income	Shares	Per-Share

(Numerator)	(Denominator)	Amount

$(1,523,047)	24,158,876	$(0.06)

For the Year Ended December 31, 2010

Income	Shares	Per Share

(Numerator)	(Denominator)	Amount

$(612,806)	24,158,876	$(0.03)

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

December 31, 2011 and 2010

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

2011	2010

Deferred tax assets

NOL Carryover	$813,537	$707,107

Valuation allowance	(813,537)	(707,107)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

2011	2010

Book income (loss)	$(69,323)	$(76,276)

Income from equity investment	(1,453,274)	(536,530)

Valuation allowance	1,523,047	612,806
	$-	$-

At December 31, 2011, the Company had net operating loss carry forwards of approximately $3,935,851 that may be offset against future taxable income through the year 2029. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments

As at December 31, 2011, the fair value of cash and accounts and advances payable, including amounts due to and from related parties, approximate carrying values because of the short-term maturity of these instruments.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Newly Issued Accounting Pronouncements

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued an accounting standard update to provide guidance on achieving a consistent definition of and common requirements for measurement of and disclosure concerning fair value as between U.S. GAAP and International Financial Reporting Standards. This accounting standard update is effective for the Company beginning in the third quarter of fiscal 2012. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements but does not expect it will have a material impact

In June 2011, the FASB issued an accounting standard update to provide guidance on increasing the prominence of items reported in other comprehensive income. This accounting standard update eliminates the option to present components of other comprehensive income as part of the statement of equity and requires that the total of comprehensive income, the components of net income, and the components of other comprehensive income be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It is also required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This accounting standard update is effective for the Company beginning in the first quarter of fiscal 2013.

In August 2011, the FASB approved a revised accounting standard update intended to simplify how an entity tests goodwill for impairment. The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2013 and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Consolidated Financial Statements.

g. Concentration of Risk

The Company does not rely on any one or a few major customers for sales revenue.

h. Revenue Recognition

Revenues consist of revenues earned in the Company’s capacity as seller of certain products by direct and brokered sale. All revenue is recognized when the sale is complete and the Company has determined that the proceeds are collectible.

All costs of goods sold are accounted for under Costs of Goods Sold.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

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

ASIA8, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

NOTE 5- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of WWA World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. In August 2003 WWA World Wide Auctioneers, Inc. sold 100% of its subsidiary World Wide Auctioneers, Ltd. to Nevada registered company WWA Group, Inc. (“WWA”), in a stock for stock transaction whereby the stock of WWA Group, Inc. was issued directly to owners of WWA World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group, Inc. in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group, Inc. At December 31, 2011, the Company owned 32% of the issued and outstanding WWA Group, Inc. common stock.

 Condensed financial information of WWA:

	December 31,
	2011	2010
Cash	49,010	$ 3,835
Receivables	0	0
Other current assets	229,375	3,196,838
Fixed assets	0	0
Other assets	0	1,219,219

Total Assets	$ 277,386	$ 4,419,892

Auction payables	27,856	$ 0
Other current liabilities	532,403	99,220
Minority Interest	(104,245)	0
Common stock	22,592	22,592
Additional paid-in capital	4,449,080	4,449,080
Retained earnings	(4,650,300)	(151,000)

Total Liabilities and Stockholders' Equity	$ 277,386	$ 4,419,892

Condensed financial information of WWA:

	For the Years Ended December 31,
	2011	2010
Net revenues	-	$ 84,770
Direct costs	-	78,017
Operating expenses	126,816	207,638
Other income (expense)	(4,384594)	(270,929)
Income taxes	-	1027
Loss from discontinued Operation	-	(439,531)
Non-Controlling Loss Loss recognized on sale of operation Net Income (Loss)	(12,111) - $(4,499,299)	- (749,227) $(1,660,570)

ASIA8, INC.

Notes to the Financial Statements

December 31, 2011 and 2010

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

NOTE 7- SUBSEQUENT EVENTS

The Company evaluated its December 31, 2011 financial statements for subsequent events through the date the financial statements were issued. On March 26, 2012, the Company sold 3,240,000 out of its investment in WWA Group shares at a price of $0.025 per share, for a net gross amount of $81,000.

ITEM 9           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did not identify any material weaknesses, management considers its internal control over financial reporting to be effective.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2011, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B         OTHER INFORMATION

On March 26, 2012 the Company sold 3,240,000 shares of the common stock of WWA Group in a private transaction for $0.025 a share for an aggregate total of $81,000.

PART III

ITEM 10         DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the Company as of December 31, 2011:

Name	Age	Year Appointed	Positions and Offices
Eric Montandon	46	2000	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director
Alfredo “Alex” Cruz	53	2006	Secretary and Director

Eric Montandon was appointed as an officer and director of the Company in April 2000. He will serve until the next annual meeting of our shareholders and his successor is elected and qualified.

Business Experience:

Mr. Montandon joined the board of directors of the Company in 2000 and became its CEO and CFO. He was instrumental in the Company’s acquisition and development of World Wide. His primary business focus has been on those two companies and WWA Group since 2003. In 1994 Mr. Montandon was involved in forming Momentum Asia, Inc., a design and printing operation in Subic Bay, Philippines. He operated this company as its CEO until the middle of 2000. Between 1988 and 1992 he worked for Winius-Montandon, Inc. as a commercial real estate consultant and appraiser in Phoenix, Arizona.

Officer and Director Responsibilities and Qualifications:

Mr. Montandon is responsible for the overall management of the Company and is involved in many of its day-to-day operations, finance and administration.

Mr. Montandon graduated from Arizona State University in 1988 with a Bachelor’s Degree in Business Finance. He has worked with early stage companies for the past two decades.

Other Public Company Directorships in the Last Five Years:

Over the last five years Mr. Montandon has been an officer and/or director of three other public companies: WWA Group (from February 2000 to present) (chief executive officer, chief financial officer and director), Net Telecommunications, Inc., formerly a telecommunications service provider (from September 2000 to present) (director) and Infrastructure Developments, a project management company (from May 2011 to present).

Alfredo Cruz has served as director since January of 2006 and as corporate secretary since 2000 through the present.

Business Experience:

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

Officer and Director Responsibilities and Qualifications:

Mr. Cruz is responsible for overseeing management of the Company and is involved at the board of directors level as an independent director.

Mr. Cruz graduated from the University of the Philippines in 1982 with a Bachelor's Degree in Economics. He continued on at the University of the Philippines and received his law degree in 1986.

Other Public Company Directorships in the Last Five Years:

None.

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

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are unaware of any persons or entities which, during the period ended December 31, 2011, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of its Code of Ethics by reference as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

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

The board of directors has not established an audit committee, compensation committee or nominating committee since it believes that the board of directors, consisting of only two individuals, can efficiently and effectively fulfill these functions.

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

Our executive officer is compensated by WWA Group for services provided to WWA Group.

Table

The following table provides summary information for 2011 and 2010 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Executive Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Eric Montandon, CEO, CFO, PAO, and director	2011 2010	- -	- -	- -	- -	- -	- -	- -	- -

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

ITEM 12         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 24,411,360 shares of common stock issued and outstanding as of April 13, 2012, with respect to: (i) all directors; (ii) each person known by us to be the beneficial owner of more than five percent of our common stock; and (iii) our directors and executive officers as a group.

Title of Class	Names and Addresses of Directors, Officers and Beneficial Owners	Number of Shares	Percent of Class
Common	Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director 700 Lavaca Street, Suite 1400, Austin, Texas 78701	210,316	0.86%
Common	Alfredo Alex S. Cruz III Director and Secretary 700 Lavaca Street, Suite 1400, Austin, Texas 78701	135,934	0.56%
Common	Adderley Davis & Associates, Ltd. Suite Z12, P.O. Box 8497, SAIF Zone, Sharjah, United Arab Emirates	6,082,433	24.92%
Common	All executive officers and directors as a group (2)	346,250	1.41%

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

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The following is a summary of the fees billed to us by Pinaki & Associates LLC (“Pinaki”) for professional services rendered for the past two fiscal years:

Auditors’ Fees and Services
	2011	2010
Audit fees	$15,000	$19,000
Audit-related fees
Tax fees	0	0
All other fees.	0	0
Total fees paid or accrued to our principal accountants	$15,000	$19,000

Audit Fees consist of fees billed for professional services rendered for the audit of our financial statements and review of the interim financial statements included in quarterly reports and services that are normally provided by Pinaki in connection with statutory and regulatory filings or engagements.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to us by Pinaki, as detailed above, were pre-approved by our board of directors.

Pinaki performed all work only with their permanent full time employees.

PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Consolidated Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-13, and are included as part of this Form 10-K:

            Financial Statements of the Company for the years ended December 31, 2011 and 2010:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Statements of Income

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 36 of this Form 10-K, and are incorporated herein by this reference.

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

Asia8, Inc.	Date
/s/ Eric Montandon By: Eric Montandon Its: Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date
/s/ Eric Montandon Eric Montandon Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and Director	April 13, 2012
/s/ Alfredo Cruz Alfredo “Alex” Cruz Director	April 13, 2012

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

3(ii)(a)*           Bylaws dated May 6, 1999 (incorporated by reference Form 10-12G filed with the Commission on October 20, 1999).

3(ii)(b)*           Amended Bylaws dated January 22, 2007 (incorporated by reference to the Form 8-K filed with the Commission on January 29, 2007).

10(i)*               Share Purchase Agreement dated June 2000 between the Company (formerly Asia4Sale.com, Inc.) and World Wide Auctioneers, Inc. (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

10(ii)*              Unic Distribution Agreement dated May 1, 2007 between the Company and Peter Prescott (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

10(iii)*             Atomix Distribution Agreement dated May 1, 2007 between the Company and Peter Prescott (incorporated by reference to the Form 8-K filed with the Commission on October 3, 2007).

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