Form 10-Q
period 2012-03-31
ASIA8, INC.
filed 2012-05-14
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2012.

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

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of  the issuer’s common stock, $0.001 par value (the only class of voting stock), at May 13, 2012, was 24,411,360.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets  as of March 31, 2012 (unaudited) and December 31, 2011 (audited)

4

Unaudited  Statements of Operations for the Three month periods ended March 31,

5

2012 and March 31, 2011

Unaudited  Statements of Cash Flows for the Three month periods ended March 31,

6

2012 and March 31, 2011

Notes to Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of

12

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

18

Item 4.

Controls and Procedures

18

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults Upon Senior Securities

22

Item 4.

(Removed and Reserved)

22

Item 5.

Other Information

22

Item 6.

Exhibits

22

Signatures

23

Index to Exhibits

24

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

ASIA8, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31,

December 31,

2012

2011*

(Unaudited)

ASSETS

CURRENT ASSETS

Cash

$

346     $

391

Accounts receivable

81,000

Other current assets

5,094

5,094

Total Current Assets

86,440

5,485

FIXED ASSETS, Net

-

-

OTHER ASSETS

Investments

104,358

214,380

Total Other Assets

104,358

214,380

TOTAL ASSETS

$

190,798      $

219,865

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses

$

309,619     $

286,884

Total Current Liabilities

309,619

286,884

TOTAL LIABILITIES

309,619

286,884

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;

$0.001 par value; 2,280 and 1,000 shares

issued and outstanding, respectively

2

2

Common stock: 100,000,000 shares authorized;

$0.001 par value; 24,411,360 and 24,156,078 shares

issued and outstanding, respectively

24,411

24,411

Additional paid-in capital

3,621,210

3,621,210

Accumulated deficit

(3,764,444)

(3,712,641)

Total Stockholders' Equity

(118,821)

(67,018)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $

190,798

$

219,865

* The Balance Sheet  as of December 31, 2011 has been derived  from the audited financial statements at that date.

The accompanying notes are an integral part of these financial statements

ASIA8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

Three Months Ended

March 31, 2012

March 31, 2011

REVENUES

$

-    $

-

COST OF GOODS SOLD

-

-

GROSS PROFIT

-

-

OPERATING EXPENSES

Depreciation and amortization

-

-

General and administrative

17,651

20,301

Total Operating Expenses

17,651

20,301

LOSS FROM OPERATIONS

(17,651)

(20,301)

OTHER INCOME (EXPENSES)

Preferred stock dividend

(5,130)

(5,130)

Loss from equity investment

(29,022)

(1,885)

Total Other Expenses

(34,152)

(7,015)

NET  LOSS

$

(51,803)   $

(27,316)

BASIC LOSS PER SHARE

$

(0.002)   $

(0.001)

FULLY DILUTED LOSS PER SHARE

(0.002)

(0.001)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING

24,158,876

24,411,360

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING

24,158,876

24,411,360

NET  LOSS

$

(51,803)   $

(27,316)

OTHER COMPREHENSIVE  INCOME (LOSS)

-

-

TOTAL COMPREHENSIVE LOSS

$

(51,803)   $

(27,316)

The accompanying notes are an integral part of these financial statements

ASIA8, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

Three Months Ended

March 31, 2012

March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss

$

(51,803)

$

(27,316)

Adjustments to reconcile net loss to

net cash used by operating activities:

Depreciation expense

-

-

(Gain) Loss on disposition of assets

-

-

(Gain) Loss on equity investments

29,022

1,885

Loss on Investments

-

-

Changes in operating assets and liabilities

(Increase) decrease in receivables

(81,000)

-

(Increase) decrease in other current assets

-

(1,500)

Increase (decrease) in accounts payable and

accrued expenses

21,849

11,286

Net Cash Provided by (Used in) Operating Activities

(81,932)

(15,663)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investment

81,000

-

Net Cash Provided by (Used in) Investing Activities

81,000

-

CASH FLOWS FROM FINIANCING ACTIVITIES

Common and preferred stock issued for cash/debt

-

-

Increase(decrease) in note payable

887

(14,634)

Net Cash Used In Financing Activities

887

(14,634)

NET INCREASE (DECREASE) IN CASH

(45)

(30,297)

CASH AT BEGINNING OF PERIOD

391

35,066

CASH AT END OF PERIOD

$

346      $

4,769

The accompanying notes are an integral part of these financial statements

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2012

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (the “Company”) was incorporated in Nevada as “H&L Investments,  Inc.” in September of

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

(“Infrastructure”). On November 21, 2011 WWA Group converted its debt position into 165,699,842

Infrastructure common shares equal to a 63.38% equity position. Since the debt conversion caused WWA

Group to become the controlling shareholder of Infrastructure it consolidated  Infrastructure’s financials with those of WWA Group at December 31, 2011.

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

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2012

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

December 31, 2011. Accordingly, they do not include all of the information and footnotes required by

U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation,

have been included.

Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.

b. Basic Loss per Share

For the Three Months Ended March 31, 2012

Income

Shares

Per-Share

(Numerator)

(Denominator)

Amount

$

(51,803)

24,158,876

$

(0.00)

For the Three Months Ended March 31, 2011

Income

Shares

Per Share

(Numerator)

(Denominator)

Amount

$

(27,316)

24,411,360

$

(0.00)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2012

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, Continued

c. Recent Accounting Pronouncements

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, Presentation of

Comprehensive Income and in December 2011, the FASB issued ASU No. 2011-12, Deferral of the

Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other

comprehensive Income in ASU 2011-05 to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012 and have presented a new financial statement titled Condensed Consolidated Statement of Comprehensive Income for the three month periods ending March 31, 2012 and April 2, 2011.

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2012

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

Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. On March 26,

2012, the Company sold 3,240,000 out of its investment in WWA Group shares at a price of $0.025 per share, for a net amount of $81,000. At March 31, 2012, the Company owned 16% of the issued and outstanding WWA Group common stock.

Condensed financial information of WWA Group:

As at March 31,

2012

2011

Cash

$

27,879

$    49,010

Pre-paid expenses

24,073

32,406

Other current assets

21,151

14,719

Goodwill

141,061

181,250

Total Assets

$   214,164

$  277,386

Accounts payables

$    45,260

$    27,856

Accrued expenses

115,919

170,563

Short-term debt

414,239

361,840

Common stock

22,592

22,592

Additional paid-in capital

4,449,080

4,449,080

Retained earnings

(4,692,644)

(4,650,299)

Non-controlling interest

(140,282)

(104,247)

Total Liabilities and Stockholders' Equity

$  214,164

$  227,386

Condensed financial information of WWA Group:

For the three months Ended

March 31,

2012

2011

Net revenues

56,300

0

Direct costs

(61,186)

(0)

Operating expenses

(4,886)

(0)

Other income (expense)

(60,809)

(1,716,837)

Income taxes

-

-

Net Income (Loss)

$

(65,695)

$     (1,716,837)

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2012

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

During the year ended December 31, 2008 the Company issued 1,280 shares of preferred stock for cash at

$100 per share. During the year ended December 31, 2007, the Company issued 1,000 shares of preferred stock at $100 per share. The each share of preferred stock is convertible to 400 shares of common stock.

The Series 1 preferred shares have a coupon rate of 9% interest per annum, with no redemption provision.

NOTE 6 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the Note 1 through Note 5, above, there have been no other material changes in the information disclosed in the notes to the financial statements included in the Company’s Form 10-K for the year-ended December 31, 2011. Therefore, those footnotes are included herein by reference.

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

NOTE 8 – ACCOUNTS PAYABLE TO RELATED PARTY

Accounts Payable and Accrued Expenses include $67,514 of Notes Payable to related party.  The notes bear no interest and are payable on demand.

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through May 13, 2012, and determined there are no events to disclose.

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

Forward-looking statements can be identified  by words such as “anticipates,” “expects,” “believes,”

“plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-

looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended March 31, 2012. Our fiscal year end is December 31.

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

Group.

Infrastructure

WWA Group maintains a consolidated  57.6% equity interest in Infrastructure, a project management company due to the conversion of a promissory note due into shares of Infrastructure on November 21,

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

Asset Forum LLC.

On May 1, 2012 WWA Group abandoned efforts to commercialize the operations of Asset Forum LLC.

due to a lack of sufficient resources to develop the site and intense completion in the online auction space.

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

The Company has signed a memorandum of agreement to acquire Emerging Market Property Advisors, a

UK limited liability company in a stock for stock exchange transaction that is involved in the marketing of international real estate opportunities to prospective investors through the internet. EMP offers lead generation, email marketing campaigns and property showings to a variety of clients that are intent on presenting a wide array of real estate investment options to international investors.  Clients are also offered assistance with corporate identity, web development and enhanced graphics to build awareness of the opportunities presented. Since 2005 EMP has consistently increased its revenue stream,  grown gross profit margins, and established a loyal customer base. The transaction is intended as a stock exchange whereby Asia8 will acquire EMP as a wholly owned subsidiary that will continue to operate as an autonomous unit. We are on the verge of signing a definitive agreement and expect to proceed with the transaction in the 2nd quarter of 2012 subject to shareholder approval.

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

Results of Operations

During the period ending March 31, 2012, the Company failed to realize revenues from the sale of its products or income from its equity investment, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are in demand, and that a global economic recovery in 2012 alongside the efforts of Infrastructure will generate sales of Wing

Houses.

Revenue

Revenue for the three month periods ended March 31, 2012 and  March 31, 2011 was $0. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for Wing Houses. We expect revenue in future periods with a return to  economic normalization in the global markets and a broadening of Infrastructure’s business which we expect will create an “in house” demand for Wing Houses.

Operating Expenses

Operating expenses for the three month period ended  March 31, 2012, were $17,651 as compared to

$20,301 for the three month period ended March 31, 2011. The decrease in expenses over the comparative periods can be attributed to a decrease in general and administrative expenses. We expect that operating expenses will decrease until such time as the capital becomes available to us to expand our marketing efforts.

Depreciation and amortization expenses for the three month period ended March 31, 2012 and  March 31,

2011 were $0 and $0 respectively. Depreciation and amortization expenses are expected as we acquire additional assets in the process of expanding our distribution activities.

Other Expenses

Other expenses for the three month period ended  March 31, 2012, were $34,152 as compared to $7,015 for the three month period ended  March 31, 2011. Other expenses are attributed to the loss on equity investments tied to our interest in WWA Group and a preferred stock divided. We expect to continue to realize other expenses related to the business operations of WWA Group in the near term.

Net Losses

Net losses for the three month period ended  March 31, 2012, were $51,803 as compared to $27,316 for the three month period ended March 31, 2011. The increase in net losses in the current period can be attributed to an increase in losses on our equity investments over the comparative periods. We expect to continue to realize net losses until such time as our operations produce revenue and our equity investment provides us a return on investment.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the three month period ended March 31, 2012.

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

Liquidity and Capital Resources

As of March 31, 2012, the Company had a working capital deficit of $223,179. Our current assets were

$86,440 consisting of $346 in cash, $81,000 in accounts receivable and $5,094 in other assets. Our total assets were $190,798 consisting of our current assets and our equity investments totaling $104,358. At

March 31, 2012, our current and total liabilities were $309,619.

Cash flow used in operating activities for the  period ended March 31, 2012, was $81,932 as compared to cash flow used in operating activities of $15,663 for the period ended  March 31, 2011. Cash flow used in operating activities in the current period can be attributed to net losses, current assets and receivables offset by a loss on our equity investment. We expect that cash flow used in operating activities will decrease as net losses decrease.

Cash flow provided by investing activities for the periods ended March 31, 2012 and March 31, 2011,

was $81,000 and $0 respectively. Cash flow provided by investing activities in the period ended March

31, 2012 can be attributed to the sale of 3,240,000 shares of WWA Group, Inc stock at $0.025. We expect to use cash flow in investing periods in future periods as capital becomes available to expand our marketing operations.

Cash flow provided in financing activities for the period ended  March 31, 2012, was $887 as compared to

$14,634 in cash flow used in financing activities for the period ended  March 31, 2011. Cash flow provided by financing activities in the current period can be attributed  to a decrease in a note payable. We expect to continue to have cash flow provided by financing activities in the near term in order to finance operations.

The Company owns shares of WWA Group as an equity investment. The shares are restricted common stock in a publicly traded company with a face market value (average of the bid and ask price on May 11,

2012) of $104,120. We could sell a portion of these shares, subject to the limitations imposed by Rule

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

Off Balance Sheet Arrangements

As of March 31, 2012, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of  $3,712,641 as of December 31, 2011 which increased to

$3,764,444 as of March 31, 2012. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii) realizing revenues from the sale of Wing Houses or additional business opportunities.  Management believes that it will be able to obtain funding to allow the

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934 (“Exchange Act”)) as of March 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the

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

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to the Company’s Business

IF THE COMPANY DOES NOT GENERATE CASH FLOW FROM OPERATIONS AND IS UNABLE TO

OBTAIN CAPITAL TO OPERATE ITS BUSINESS, IT MAY NOT BE ABLE TO EFFECTIVELY CONTINUE

OPERATIONS

As of March 31, 2012, the Company had a working capital deficit of $223,179. We will have to obtain working capital from debt or equity placements to continue operations. Although, we have a commitment for the provision of working capital, this commitment may prove to be insufficient. Should we be unable to secure capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

HE COMPANY INTENDS TO APPLY TO HAVE  ITS STOCK QUOTED ON THE OTCBB

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

WE INCUR SIGNIFICANT EXPENSES AS A RESULT OF  THE SARBANES-OXLEYACT OF  2002, WHICH

EXPENSES MAYCONTINUE TO NEGATIVELY IMPACT OUR FINANCIAL PERFORMANCE.

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

OUR INTERNAL CONTROLS OVER FINANCIAL REP ORTING MAYNOT BE CONSIDERED EFFECTIVE IN

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

THE COMPANYDOES NOT PAY DIVIDENDS.

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

May 13, 2012

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

Commission on April 16, 2012).

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

1