Form 10-Q
period 2012-06-30
ASIA8, INC.
filed 2012-08-20
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2012.

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

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of  the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 15, 2012, was 30,692,727.

TABLE OF CONTENTS

PART I – FINANCIAL  INFORMATION

Item 1.     Financial Statements .................................................................................................................. 3

Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011 (audited).......................... 4

Unaudited Statements of Operations for the three and six  month periods ended

June 30, 2012 and June 30, 2011 ................................................................................................. 5

Unaudited Statements of Cash Flows for the six  month periods ended

PART II – OTHER INFORMATION

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

ASIA8, Inc.

Consolidated Balance Sheets

Unaudited

Audited

June 30, 2012

December 31, 2011

ASSETS

CURRENT ASSETS

Cash

$

1,545     $

391

Other current assets

7,594

5,094

Total Current Assets

9,139

5,485

FIXED ASSETS, Net

-

-

OTHER ASSETS

Investments

42,360

214,380

Total Other Assets

42,360

214,380

TOTAL ASSETS

$

51,499      $

219,865

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses

$

3,000     $

286,884

Total Current Liabilities

3,000

286,884

TOTAL LIABILITIES

3,000

286,884

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;

$0.001 par value; 0  and 2,800 shares

-

2

issued and outstanding, respectively

Common stock: 100,000,000 shares authorized;

$0.001 par value; 29,654,727 and 24,156,078 shares

issued and outstanding, respectively

29,654

24,411

Additional paid-in capital

3,763,249

3,621,210

Accumulated deficit

(3,744,405)

(3,712,641)

Total Stockholders' Equity

48,499

(67,018)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $

51,499     $

219,865

The accompanying notes are an integral part of these financial statements

Asia 8 Inc

Consolidated Statements of Operations

Three months ended June 30

Six months ended June 30

Unaudited

Unaudited

Unaudited

Unaudited

2012

2011

2012

2011

REVENUES

$

-      $

-

$

-

$

-

COST OF GOODS SOLD

-

-

-

-

GROSS PROFIT

-

-

-

-

OPERATING EXPENSES :

General and administrative

43,514

23,639

61,164

43,940

Depreciation and amortization

-

-

-

-

TOTAL OPERATING EXPENSES

43,514

23,639

61,164

43,940

LOSS FROM OPERATIONS

(43,514)

(23,639)

(61,164)

(43,940)

OTHER INCOME (EXPENSES)

Other income

16,500

-

16,500

-

Preferred stock dividend

-

(5,130)

(5,130)

(10,260)

Interest income

2

-

2

-

Income from equity investment

47,050

(680,030)

18,028

(681,915)

TOTAL OTHER INCOME (EXPENSES)

63,552

(685,160)

29,400

(692,175)

NET INCOME (LOSS)

20,039

(708,800)

(31,764)

(736,115)

BASIC  INCOME (LOSS) PER SHARE

(0.00)

(0.03)

(0.00)

(0.03)

FULLY DILUTED INCOME (LOSS) PER SHARE

(0.00)

(0.03)

(0.00)

(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING

30,692,727

24,156,078

29,654,727

24,156,078

FULLY DILUTED WEIGHTED AVERAGE

NUMBER OF SHARES OUTSTANDING

27,517,530

24,156,078

25,964,445

24,156,078

The accompanying notes are an integral part of these financial statements

Asia 8,  Inc.

Statement of Cash Flows

For The Six Months

For The Six Months

Ended June 30,

Ended June 30,

2012

2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$

(31,764)    $

(736,115)

Adjustments to reconcile net loss to

net cash used by operating activities:

Depreciation expense

-

-

(Gain) Loss on disposition of assets

-

-

(Gain) Loss on equity investments

(18,028)

681,915

Changes in operating assets and liabilities

(Increase) decrease in receivables

-

-

(Increase) decrease in other current assets

(2,500)

(1,500)

Increase (decrease) in accounts payable and

accrued expenses

(197,890)

17,441

Net Cash Used in Operating Activities

$

(250,182)

(38,259)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments

81,000

-

Debt settlement by issuance of equity investment

109,048

-

Net Cash Provided by (Used in)

Investing Activities

$

190,048

-

CASH FLOWS FROM FINANCING ACTIVITIES

Common and preferred stock issued for cash/debt

147,280

-

Increase(decrease) in note payable

(85,994)

2,366

Net Cash Provided by Financing Activities

$

61,286

2,366

NET INCREASE (DECREASE) IN CASH

$

1,153

(35,893)

CASH AT BEGINNING OF PERIOD

$

391

35,066

CASH AT END OF PERIOD

$

1,545

(827)

The accompanying notes are an integral part of these financial statements

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

June 30, 2012

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

Group which it accounted  for using the equity method. WWA Group sold World Wide to Seven

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

(“Infrastructure”).  On March 26, 2012, the Company sold 3,240,000 shares from its investment in WWA

Group  at a price of $0.025 per share, for a net amount of $81,000. On May 20, 2012 the Company divested itself of an additional 2,412,408 shares of WWA Group to settle a net amount of $109,048 in debt. At June 30, 2012 the Company did not own substantial shareholding in WWA Group and therefore did not record its share in the profit and loss of WWA Group for the period ended  June 30, 2012.

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

June 30, 2012

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

Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.

b. Basic Loss per Share

For the Three Months Ended June 30, 2012

Income

Shares

Per-Share

(Numerator)

(Denominator)

Amount

$

20,039

29,654,727

$ (0.00)

For the Three Months Ended June 30, 2011

Income

Shares

Per Share

(Numerator)

(Denominator)

Amount

$

(708,800)

24,156,078     $

(0.03)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

June 30, 2012

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, Continued

c. Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards

Update (ASU) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities”, which will require disclosures for entities with financial instruments and derivatives that are either offset on the balance sheet in accordance with ASC 210-20-45 or ASC 815-10-45, or are subject to a master netting arrangement. ASU No. 2011-11 is effective for interim and annual periods beginning on or after January

1, 2013. The Company is currently evaluating the impact of the adoption of ASU 2011-11 on its financial position, results of operations, and disclosures.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income, Presentation of

Comprehensive Income and in December 2011, the FASB issued ASU No. 2011-12, Deferral of the

Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other

comprehensive Income in ASU 2011-05 to increase the prominence of items reported in other comprehensive income. Specifically, the new guidance allows an entity to present components of net income or other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate, but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the consolidated statement of shareholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years and interim periods beginning after December 15, 2011. We adopted this guidance on January 1, 2012.

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

Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At December 31,

2011 the Company owned 32% of the issued and outstanding shares of WWA Group.  On March 26,

2012, the Company sold 3,240,000 out of its investment in WWA Group shares at a price of $0.025 per share, for a net amount of $81,000.  At March 31, 2012, the Company owned 16% of the issued and outstanding WWA Group common stock. At April 15, 2012 the Company divested itself of 2,412,408 shares out of its investment in WWA Group shares to settle $109,049 in various debts.  As a result the

Company does not own a substantial shareholding in WWA Group and therefore no longer records its share in the profit and loss of WWA Group for the period ended June 30, 2012.

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

June 30, 2012

NOTE 5- EQUITY TRANSACTIONS

In 2012, the Company issued 4,152,000 shares of common stock to retire 2,280 preferred shares series

1comprised of $228,000 in principal and $83,400 in interest valued at $0.075 a share.  Further the

Company issued 2,129,367 shares of common stock by converting notes payable and other payables into equity at $0.03 per share.

.

In 2009, the Company issued 255,282 shares of common stock for cash at $0.16 per share.

In 2008, the Company issued 1,084,243 shares of common stock by converting notes payables into equity at $0.16 per share.  In 2007, the Company issued 2,124,250 shares of common stock for cash at prices ranging from $0.08 to $0.16 per share for a total value of $304,800. Further,  the Company issued 1,280 shares of preferred stock for cash at $100 per share.

In 2007, the Company issued 1,000 shares of preferred stock at $100 per share. Each share of preferred stock was  convertible to 400 shares of common stock. The Series 1 preferred shares had a coupon rate of

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

NOTE 8 – ACCOUNTS PAYABLE TO RELATED PARTY

Accounts Payable and Accrued Expenses do not include any Notes Payable to related party.

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2012 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

I T E M  2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2012. Our fiscal year end is December 31.

Discussion and Analysis

General

The Company’s current focus is to work towards our acquisition of Emerging Market Property Advisors

Ltd. (“EMP”).  On May 16, 2012 our board of directors caused us to enter into a Share Exchange

Agreement to acquire all of the issued and outstanding shares of EMP in exchange for a forty nine percent

(49%) interest in the Company’s common stock. The transaction is subject to shareholder approval and

`requires us to obtain audited financial statements for EMP, which accounts are currently in process.

EMP is involved in the internet marketing of  a wide range of international real estate investment opportunities through lead generation, email marketing campaigns and property showings to buyers around the world.  Sellers are also offered assistance with corporate identity, web development and enhanced graphics to build awareness of the opportunities presented.

Despite the decrease in our equity interest in WWA Group Inc. (“WWA Group”) and its agreement to be acquired by Summit Digital, Inc., we continue to work with WWA Group and  Infrastructure

Development Corporation (“Infrastructure”) to leverage those relationships to develop the distribution of

Wing House mobile shelter systems. We anticipate that we will require additional capital to market this business and recognize that the economic downturn  in the global economy has decreased demand for our products that depend on the vitality of the construction sector industry.

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

We intend to provide additional business support to WWA Group as necessary to help grow the value of our remaining equity interest, and to provide us opportunities generated by WWA Group.

Infrastructure

Even though WWA Group no longer maintains a consolidated equity interest in Infrastructure, we continue to believe that despite competitive pricing pressures, a significant number of projects will fall within the criteria expressed by Infrastructure and that alternative fuel conversions will become widespread as fuel prices rise and fueling infrastructure becomes available.

Since Infrastructure shares common management  with the Company we believe that there exists an opportunity to utilize our international presence and existing relationships to assist Infrastructure in procuring new projects and managing existing ones. We expect to continue to work with Infrastructure on an as needed basis to provide any assistance that might be required and within our ability to assist.

Asset Forum LLC.

On May 1, 2012 WWA Group abandoned efforts to commercialize the operations of Asset Forum LLC.

due to a lack of sufficient resources to develop the site and intense completion in the online auction space.

Expansion Plans into other Businesses

The Company has signed a Share Exchange Agreement to acquire EMP, a UK limited liability company in a stock for stock exchange transaction that is involved in the marketing of international real estate opportunities to prospective investors through the internet. EMP offers lead generation, email marketing campaigns and property showings to a variety of clients that are intent on presenting a wide array of real estate investment options to international investors.  Clients are also offered assistance with corporate identity, web development and enhanced graphics to build awareness of the opportunities presented.

Since 2005 EMP has consistently increased its revenue stream, grown gross profit margins, and established a loyal customer base. The transaction is intended as a stock exchange whereby the Company will acquire EMP as a wholly owned subsidiary that will continue to operate as an autonomous unit. We expect to close the transaction in the 3nd quarter of 2012 subject to shareholder approval.

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

Results of Operations

During the period ending June 30, 2012, the Company failed to realize revenues from the sale of its products, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are in demand, and that a global economic recovery in 2012 alongside the efforts of Infrastructure will generate sales of Wing Houses.

Revenue

Revenue for the three and  six month periods ended June 30, 2012 and June 30, 2011 was $0. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for Wing Houses. We expect revenue in future periods with a return to  economic normalization in the global markets, a broadening of Infrastructure’s business which we expect will create an “in house” demand for Wing Houses and the acquisition of EMP.

Operating Expenses

Operating expenses for the three month period ended June 30, 2012, were $43,514 as compared to

$23,639 for the three month period ended  June 30, 2011. Operating expenses for the six month period ended June 30, 2012 were $61,164 as compared to $43,940 for the six month period ended June 30, 2011.

The increase in expenses over the comparative three and six month periods can be attributed to an increase in general and administrative expenses. We expect that operating expenses will increase as we move forward with our acquisition of EMP.

Depreciation and amortization expenses for the three and six  month periods ended June 30, 2012 and June

30, 2011 were $0. Depreciation and amortization expenses are not anticipated in future periods.

Other Income (Expenses)

Other income for the three month period ended June 30, 2012, was $63,552 as compared to other expenses of $685,160 for the three month period ended June 30, 2011. Other income for the six month period ended June 30, 2012 were $29,400 as compared to other expenses of $692,175 for the six month period ended June 30, 2011. The transition to other income from other expenses in the current periods can be primarily attributed to the losses recognized in the prior comparative periods from our equity investment in WWA Group. We expect to continue to recognize other income in future periods as we manage our investments.

Net Income (Losses)

Net income for the three month period ended June 30, 2012, were $20,039 as compared to a net loss of

$708,800 for the three month period ended June 30, 2011. Net losses for the six month period ended June

30, 2012 were $31,764 as compared to $736,115 for the six month period ended June 30, 2011. The transition to net income from net loss and the decrease in net losses in the current three and six month periods respectively can be attributed to the exclusion of losses recognized in the prior comparative periods from our equity investment in WWA Group. Further, the transition can be attributed to income from our equity investment due to the divestiture of some portion of our equity investment through debt settlements. Nonetheless, we expect to continue to realize net losses until such time as our operations produce revenue.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the three and six month periods ended June 30, 2012.

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

Liquidity and Capital Resources

As of June 30, 2012, the Company had a working capital surplus of $6,139. Our current assets were

$9,139 consisting of $1,545 in cash, and $7,594 in other current assets. Our total assets were $51,499 consisting of current assets and our equity investments totaling $42,360. At June 30, 2012, our current and total liabilities were $3,000 which consisted of accounts payable and accrued expenses.

Cash flow used in operating activities for the six month period ended June 30, 2012, was $250,182 as compared to cash flow used in operating activities of $38,259 for the six month period ended June 30,

2011. The change in cash flow used in operating activities in the current six month period can be primarily attributed to the decrease in net losses, accounts payable and accrued expenses. We expect that cash flow used in operating activities will  continue to decrease as net losses decrease.

Cash flow provided by investing activities for the six month periods ended  June 30, 2012 and June 30,

2011, was $190,048 and $0 respectively. Cash flow provided by investing activities in the period ended

June 30, 2012 can be attributed to the sale of a portion of the Company’s interest in WWA Group and the divestiture of a portion of the Company’s interest in WWA Group as a result of debt settlements. We expect cash flow to be provided by investing activities in future periods as the Company may determine to liquidate its remaining equity interest in WWA Group.

Cash flow provided in financing activities for the period ended June 30, 2012, was $61,286 as compared to $2,366 in cash flow provided financing activities for the period ended June 30, 2011. Cash flow provided by financing activities in the current period can be attributed to the issuance of common shares for debt offset by a decrease in a note payable.  We expect to continue to have cash flow provided by financing activities in the near term in order to finance operations.

The Company’s current assets are insufficient to conduct its business operations over the next twelve (12)

months. We will have to seek at least $100,000 in debt or equity financing over the next twelve months to fund marketing efforts for our Wing Houses  and to integrate the operations of EMP into our own.  The

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

Off Balance Sheet Arrangements

As of June 30, 2012, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

$3,744,405 as of June 30, 2012. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and  (ii) realizing revenues from the sale of Wing Houses or prospectively from the operations of EMP.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to the Company’s Business

IF THE COMPANY DOES NOT GENERATE CASH FLOW FROM OPERATIONS AND IS UNABLE TO

OBTAIN CAPITAL TO OPERATE ITS BUSINESS, IT  MAY NOT BE ABLE TO EFFECTIVELY CONTINUE

OPERATIONS

As of June 30, 2012, the Company had a working capital surplus of $6,139 which amount is insufficient to continue operations. We will have to obtain additional working capital from debt or equity placements to continue operations for which we have no commitments. Should we be unable to secure capital, such condition would cause us to reduce operations which would have a material adverse effect on our business.

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

WE  INC UR  SIGNIF IC ANT E XPE NSE S  AS  A RE SUL T  OF  THE  SARBANE S-OXL E Y  AC T  OF  2002,  WHIC H

E XPE NSE S  MAY  C ONTINU E  TO  NE GATIVE L Y  IMPAC T  OUR  F INANC IAL  PE RF ORMANC E .

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

OUR  INTE RNAL  C ONTROLS  OVE R  F INANC IAL  RE PORTING  MAY  NOT  BE  C ONSID E RE D  E F F E C TIVE  IN

THE  F UTURE ,  WHIC H  CONCL USION  COUL D  RE SULT  IN  A  L OSS  OF  INVE STOR  CONF IDE NC E  IN  OU R

F INANC IAL  RE PORTS  AND  IN  TURN  HAVE  AN  ADVE RSE  AF F E C T  ON  SHAR E HOL DE R  PE RC E PTION.

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

THE  C OMPANY  DOE S  NOT  PAY  DIVIDE NDS.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012 the Company authorized the issuance of 4,152,000 shares of restricted common stock to

Nine 2005 Holdings, Ltd. in order to retire 2,280 preferred shares series 1valued at $228,000 in principal and $83,400 in interest or $0.075 a share in reliance upon the exemptions from registration provided by

Section 4(2) and Regulation S of the Securities Act of 1933, as amended (“Securities Act”).

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuance was a isolated private transaction by the Company which did not involve a public offering; (2) the offeree had access to the kind of information which registration would disclose; and (3) the offeree is financially sophisticated.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to an offeree who was outside the United

States at the time of the offering, and ensuring that the offeree to whom the restricted common shares were offered and authorized was a non-U.S. offeree with an address in a foreign country

On May 20, 2012 the Company authorized the issuance of  2,129,367 restricted common shares pursuant to certain debt settlement agreements valued at $0.03 a share in reliance upon the exemptions from registration provided by Section 4(2) , Regulation D and Regulation S of the Securities Act of 1933, as

amended (“Securities Act”) as follows:

Name

Consideration

Basis

Shares

Exemption

Eric Montandon

$43,515

Debt Settlement      1,450,500

Sec. 4(2)/Reg D

Digamber Naswa

$20,366

Debt Settlement

678,867

Sec. 4(2)/Reg S

The Company complied with the exemption requirements of Section 4(2) of the Securities Act based on the following factors: (1) the issuances were isolated private transactions by the Company  which did not involve a public offering; (2) the offerees had access to the kind of information which registration would disclose; and (3) the offerees are financially sophisticated.

The Company complied with the requirements of Regulation D of the Securities Act by: (i) foregoing any general solicitation or advertising to market the securities; (ii) offering only to accredited offeree; (iii)

having not violated antifraud prohibitions with the information provided to the offeree; (iv) being available to answer questions by the offeree; and (v) providing restricted common shares to the offeree.

The Company complied with the exemption requirements of Regulation S by having directed no offering efforts in the United States, by offering common shares only to offeree who was outside the United States at the time of the offering, and ensuring that the offeree to whom the restricted common shares were offered and authorized were non-U.S. offeree with addresses in a foreign country.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

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

August 16, 2012

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

24