Form 10-Q
period 2012-09-30
ASIA8, INC.
filed 2012-11-19
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended September 30, 2012.

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

S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑No ☐

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

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding ofthe issuer’s common stock, $0.001 par value (the only class of voting stock), at November 15, 2012, was 30,692,727.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of September 30, 2012 (Unaudited)  and December 31, 2011

4

(audited)

Unaudited  Statements of Operations for the three and nine month periods ended

5

September 30, 2012 and September 30, 2011

Unaudited  Statements of Cash Flows for the nine month periods ended September

6

30, 2012 and September 30, 2011

Notes to Unaudited  Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

11

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

16

Item 4.

Controls and Procedures

17

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

18

Item 1A.

Risk Factors

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.

Defaults Upon Senior Securities

20

Item 4.

Mine Safety Disclosures

21

Item 5.

Other Information

21

Item 6.

Exhibits

21

Signatures

22

Index to Exhibits

23

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

As used herein,the terms “Company,” “we,”“our,” and “us”refer toAsia8, Inc., a Nevada corporation, and our subsidiaries and predecessors,unless otherwise indicated.In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Qreflect all adjustments

(consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ASIA8, Inc.

Consolidated Balance Sheets

Unaudited

Audited

Sept. 30,2012

December 31, 2011

ASSETS

CURRENT ASSETS

Cash

$

500

$

391

Other current assets

7,594

5,094

Total Current Assets

8,094

5,485

OTHER ASSETS

Investments

42,360

214,380

Total Other Assets

42,360

214,380

TOTAL ASSETS

$

50,454     $

219,865

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses

$

9,293      $

286,884

Total Current Liabilities

9,293

286,884

TOTAL LIABILITIES

9,293

286,884

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;

$0.001 par value; 0  and 2,800 shares

-

2

issued and outstanding,respectively

Common stock: 100,000,000 shares authorized;

$0.001 par value; 30,692,727 and 24,156,078 shares

issued and outstanding, respectively

30,692

24,411

Additional paid-in capital

3,762,212

3,621,210

Accumulated deficit

(3,751,743)

(3,712,641)

Total Stockholders' Equity

41,161

(67,018)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$50,454    $

219,865

The accompanying notes are an integral part of these financial statements

Asia 8, Inc

Consolidated Statements of Operations

Three months ended Sept. 30

Nine months ended Sept 30

Unaudited

Unaudited

Unaudited

Unaudited

2012

2011

2012

2011

REVENUES

$

-     $

-      $

-    $

-

COST OF GOODS SOLD

-

-

-

-

GROSS PROFIT

-

-

-

-

OPERATING EXPENSES :

General and administrative

7,338

10,797

66,792

54,738

Depreciation and amortization

-

-

-

-

TOTAL OPERATING EXPENSES

7,338

10,797

66,792

54,738

LOSS FROM OPERATIONS

(7,338)

(10,797)

(66,792)

(54,738)

OTHER INCOME (EXPENSES)

Other income

-

-

16,500

-

Preferred stock dividend

-

(5,130)

(6,840)

(15,390)

Interest income

-

-

2

-

Income from equity investment

-

7,563

18,028

(674,352)

TOTAL OTHER INCOME (EXPENSES)

-

2,433

27,690

(689,742)

NET LOSS

(7,338)

(8,365)

(39,101)

(744,480)

BASIC INCOME (LOSS) PER SHARE

(0.00)

(0.00)

(0.00)

(0.03)

FULLY DILUTED INCOME (LOSS) PER

SHARE

(0.00)

(0.00)

(0.00)

(0.03)

BASIC WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING

30,692,727

24,156,078

30,692,727

24,156,078

FULLY DILUTED WEIGHTED AVERAGE

NUMBER OF SHARES OUTSTANDING

30,692,727

24,156,078

27,552,044

24,156,078

The accompanying notes are an integral part of these financial statements

Asia 8, Inc.

Statement of Cash Flows

For The Nine Months      For The Nine Months

Ended Sept. 30,

Ended Sept. 30,

2012

2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$

(39,101)    $

(744,480)

Adjustments to reconcile net loss to

net cash used by operating activities:

Depreciation expense

-

-

(Gain) Loss on disposition of assets

-

-

(Gain) Loss on equity investments

(18,028)

674,352

Changes in operating assets and liabilities

(Increase) decrease in receivables

-

-

(Increase) decrease in other current assets

(2,500)

(1,500)

Increase (decrease) in accounts payable and

accrued expenses

(191,597)

30,015

Net Cash Used in Operating Activities

$

(251,226)

(41,613)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments

81,000

-

Debt settlement by issuance of equity investment

109,048

-

Net Cash Provided by (Used in)

Investing Activities

$

190,048

-

CASH FLOWS FROM FINANCING ACTIVITIES

Common and preferred stock issued for cash/debt

147,280

-

Increase(decrease) in note payable

(85,994)

5,391

Net Cash Provided by Financing Activities

$

61,286

5,391

NET INCREASE (DECREASE) IN CASH

$

108

(36,222)

CASH AT BEGINNING OF PERIOD

$

391

35,066

CASH AT END OF PERIOD

$

500

(1,156)

The accompanying notes are an integral part of these financial statements

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

September 30, 2012

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

Wide”), an international equipment auction company on June 30, 2000. World Wide, based in the United

Arab Emirates (UAE) holds unreserved auctions on a consignment basis for the sale of construction,

industrialand transportation equipment. On August 8, 2003 World Wide Auctioneers, Inc. sold 100% of

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

(“Infrastructure”).On March 26, 2012, the Company sold 3,240,000 shares from its investment in WWA

Group  at a price of $0.025 per share, for a net amount of $81,000. At September 30, 2012 the Company did not own substantial shareholding in WWA Group and therefore did not record its share in the profit and loss of WWA Group for the period ended September 30, 2012.

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

September 30, 2012

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

Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any future period.

b. Basic Loss per Share

For the Three Months Ended September 30, 2012

Income

Shares

Per-Share

(Numerator)

(Denominator)

Amount

$(7,338)

30,692,727

$ (0.00)

For the Three Months Ended September 30, 2011

Income

Shares

Per Share

(Numerator)

(Denominator)

Amount

$

(8,365)

24,156,078     $(0.03)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

September 30, 2012

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, Continued

c. Recent Accounting Pronouncements

We have examined all recent accounting pronouncements and believe that none of them will have a material impact on the financial statements of Asia8, Inc.

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

Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At December 31,

2011 the Company owned 32% of the issued and outstanding shares of WWA Group. On March 26,

2012, the Company sold 3,240,000 out of its investment in WWA Group shares at a price of $0.025 per share, for a net amount of $81,000.  At March 31, 2012, the Company owned 16% of the issued and outstanding WWA Group common stock.As on April 15, 2012 the company transferred 2,412,408 shares out of its investment in WWA group shares to settle $109,049 in various debts. As of September 30, 2012 the Company does not own a substantial shareholding in WWA Group and therefore no longer records its share in the profit and loss of WWA Group for the period ended September 30, 2012.

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

In 2007, the Company issued 1,000 shares of preferred stock at $100 per share. Each share of preferred stock was convertible to 400shares of common stock. The Series 1 preferred shares had a coupon rate of

9% interest per annum, with no redemption provision.

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

September 30, 2012

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

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and is unaware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition andResults of Operations  and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the three and nine month periods ended Septembers 30, 2012.Our fiscal year end is December 31.

Discussion and Analysis

General

The Company’s current focus is to work towards our acquisition of Emerging Market Property Advisors

Ltd. (“EMP”). On May 16, 2012 our board of directors caused us to enter into a Share Exchange

Agreement to acquire all of the issued and outstanding shares of EMP in exchange for a forty nine percent

(49%) interest in the Company’s common stock. The transaction is subject to shareholder approval and requires us to obtain audited financial statements for EMP, which accounts are currently in process.

EMP is involved in the internet marketing of a wide range of international real estate investment opportunities through lead generation, email marketing campaigns and property showings to buyers around the world.  Sellers are also offered assistance with corporate identity, web development and enhanced graphics to build awareness of the opportunities presented.

Despite the decrease in our equity interest in WWA Group Inc. (“WWA Group”) and its agreement to be acquired by Summit Digital, Inc., we continue to work with WWA Group and InfrastructureDevelopment

Corporation (“Infrastructure”) to leverage those relationships to develop the distribution of Wing House mobile shelter systems. We anticipate that we will require additional capital to market this business and recognize that the economic downturnin the global economyhas decreased demand for our products that depend on the vitality of the construction sector industry.

Distribution Rights

We are displaying and using Wing House office units on the internet and in a yard in Thailand while actively marketing the units by email.  We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales effortsthough demand for this type of housing has receded.Infrastructuremay continue to tender contracts in Asia that may lead to more “in house” created demand for the units. The Company and Infrastructure will share gross profits made on any sales or rentals generated by Infrastructure’s efforts.

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

Asset Forum, LLC.

On May 1, 2012 WWA Group abandoned efforts to commercialize the operations of Asset Forum LLC.

due to a lack of sufficient resources to develop the site and intense completion in the online auction space.

Expansion Plans into other Businesses

The Company has signed a Share Exchange Agreement to acquire EMP, a UK limited liability company in a stock for stock exchange transaction that is involved in the marketing of international real estate opportunities to prospective investors through the internet.EMP offers lead generation, email marketing campaigns and property showings to a variety of clients that are intent on presenting a wide array of real estate investment options to international investors.  Clients are also offered assistance with corporate identity, web development and enhanced graphics to build awareness of the opportunities presented.

Since 2005 EMP has consistently increased its revenue stream, grown gross profit margins, and established a loyal customer base.The transaction is intended as a stock exchange whereby the Company will acquire EMP as a wholly owned subsidiary that will continue to operate as an autonomous unit. Due to delays associated with obtaining the requisite financial information we do not expect to close the anticipated transaction until the 1st quarter of 2013 subject to shareholder approval.

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

Results of Operations

During the period ending September 30, 2012, the Company failed to realize revenues from the sale of its products, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are in demand, and that a global economic recovery in 2012 alongside the efforts of Infrastructure will generate sales of Wing Houses.

Revenue

Revenue for the three and nine month periods ended September, 2012 and September 30, 2011was $0.

The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for Wing Houses. We expect revenue in future periods with a return to economic normalization in global markets, and a broadening of Infrastructure’s business, which we expect will create an “in house” demand for Wing Houses and the acquisition of EMP.

Operating Expenses

Operating expenses for the three month period ended September 30, 2012, were $7,338 as compared to

$10,797 for the three month period ended September 30, 2011. Operating expenses for the nine month period ended September 30, 2012 were $66,792 as compared to $54,738 for the nine month period ended

September 30, 2011. The increase in expenses over the comparative nine month period can be attributed to an increase in general and administrative expenses. We expect that operating expenses will increase as we move forward with our acquisition of EMP.

Depreciation and amortization expenses for the three and nine month periods ended September 30,

2012and September 30, 2011 were $0. Depreciation and amortization expenses are anticipated in future periods.

Other Income (Expenses)

Other income for the three month period ended September 30, 2012, was $0 as compared to other income of $2,433 for the three month period ended September 30, 2011. Other income for the nine month period ended September 30, 2012 was $27,690 as compared to other expenses of $689,742 for the nine month period ended September 30, 2011. The transition toward other come from other expenses in the current periods can be primarily attributed to the losses recognized in the prior comparative periods from our equity investment in WWA Group. We expect to continue recognize other income in future periods.

Net Losses

Net Loss for the three month period ended September 30, 2012, were $7,338 as compared to a net loss of

$8,365 for the three month period ended September 30, 2011. Net losses for the nine month period ended

September 30, 2012 were $39,101 as compared to $744,480 for the nine month period ended September

30, 2011. The decrease in net losses over the comparative three month periods can be attributed to the decrease in general and administrative expenses. The decrease in net losses over the comparative nine month periods can be attributed to the realization of other income and income from equity investment in the current nine month period that offset the increase in general and administrative expenses. We expect to continue to realize net losses until such time as our operations produce revenue.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the three month period ended September 30, 2012.

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

Liquidity and Capital Resources

As of September 30, 2012, the Company had a working capital deficit of $1,199. Our current assets were

$8,094 consisting of $500 in cash, and $7,594 in other current assets. Our total assets were $50,454 consisting of current assets and our equity investments totaling $42,360. At September 30, 2012, our current and total liabilities were $9,293.

Cash flow used in operating activities for the period ended September 30, 2012, was $251,226 as compared to cash flow used in operating activities of $41,613 for the period ended September 30, 2011.

Cash flow used in operating activities in the current period can be primarily attributed to losses associated with an equity investment and a decrease in amounts payable. We expect that cash flow used in operating activities will decrease as net losses decrease.

Cash flow provided by investing activities for the periods ended September 30, 2012 and September 30,

2011, was $190,048 and $0 respectively. Cash flow provided by investing activities in the period ended

September 30, 2012 can be attributed to the sale of a portion of the Company’s interest in WWA Group and debt settlements that utilized shares of the Company’s interest in WWA Group. We expect cash flow to be provided by investing activities in future periods as the Company may determine to liquidate its remaining equity interest in WWA Group.

Cash flow provided in financing activities for the period ended September 30, 2012, was $61,286 as compared to $5,391 in cash flow provided financing activitiesfor the period ended September 30, 2011.

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

Off Balance Sheet Arrangements

As of September 30, 2012, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

$3,751,743 as of September 30, 2012. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii) realizing revenues from the sale of Wing Houses or prospectively from the operations of EMP.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial

Condition andResults of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

     our anticipated financial performance;

     the sufficiency of existing capital resources;

     our ability to fund cash requirements for future operations;

     uncertainties related to the growth of our business and the acceptance of our products and services;

     our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations;

     the volatility of the stock market; and,

     general economic conditions.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the

Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the

Commission’s rules and forms, and that such information is accumulated and communicated to management,

including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were ineffective in recording, processing,

summarizing, and reporting information required to be disclosed, within the time periods specified in the

Commission’s rules and forms, and such information was not accumulated and communicated to management,

including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II– OTHER INFORMATION

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

Risks Related to the Company’s Business

IF THE COMPANYDOES NOTGENERATE CASH FLOW FROM OPERATIONS AND IS UNABLE TOOBTAIN

CAPITAL TO OPERATE ITS BUSINESS, IT MAY NOT BE ABLE TO EFFECTIVELY CONTINUE

OPERATIONS

As of September 30, 2012, the Company had a working capital deficit of $1,199 which amount is insufficient to continue operations. We will have to obtain additionalworking capital from debt or equity placements to continue operations for which we have no commitments. Should we be unable to secure capital, such condition would cause us to reduce operations which would have a material adverse effect on our business.

MARKET ACCEPTANCE OF THE PRODUCTSWE HAVE DISTRIBUTION RIGHTS TO IS CRITICAL

TOOURGROWTH

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

WE COMPETEWITH LARGER AND BETTER-FINANCED CORPORATIONS

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

THE COMPANY’SSUCCESS DEPENDS ON ITSABILITY TO RETAIN KEY PERSONNEL

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

OURBUSINESS IS SUBJECT TO GOVERNMENTAL REGULATIONS

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

THE COMPANY INTENDS TO APPLY TO HAVE ITS STOCKQUOTEDON THE OTCBB

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIESAND USE OF PROCEEDS

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

November 15, 2012

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

23