Form 10-K
period 2012-12-31
ASIA8, INC.
filed 2013-04-10
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012.

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

12b-2 of the Exchange Act. Smaller reporting company. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The  aggregate  market  value  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting  stock),  held  by non-affiliates  (22,813,544  shares)  was  approximately  $570,339  based  on  the  price  of  $0.025  at  which  the  registrant’s  common stock was last authorized for issuance in 2012.

At  April  10,  2013  the  number  of  shares  outstanding  of  the  registrant's  common  stock,  $0.001  par  value  (the  only  class  of  voting stock), was 30,692,727.

TABLE OF CONTENTS

PART I

Item1.

Business

3

Item 1A.

Risk Factors

10

Item 1B.

Unresolved Staff Comments

13

Item 2.

Properties

13

Item 3.

Legal Proceedings

14

Item 4.

Mine Safety Disclosures

14

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of

15

Equity Securities

Item 6.

Selected Financial Data

16

Item 7.

Management's Discussion and Analysis of Financial Condition and Results of  Operations

16

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk

20

Item 8.

Financial Statements and Supplementary Data

20

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

21

Item 9A.

Controls and Procedures

21

Item 9B.

Other Information

22

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

23

Item 11.

Executive Compensation

25

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

26

Matters

Item 13.

Certain Relationships and Related Transactions, and Director Independence

26

Item 14.

Principal Accountant Fees and Services

27

PART IV

Item 15.

Exhibits, Financial Statement Schedules

28

Signatures

29

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

Nevada registered company, WWA Group, Inc. (“WWA Group”) in a stock exchange transaction. The stock exchange caused us to acquire a minority equity investment in WWA Group which we have historically accounted for using the equity method, whereby our percentage of the net income or losses of

WWA Group were accounted in our own results as other income or losses. Due to WWA Group common stock issuances the Company’s equity interest decreased to 32% as of December 31, 2011. On March 26,

2012, the Company sold 3,240,000 shares of WWA Group to raise much needed capital reducing its equity interest to 16%. By April 15, 2012 the Company had exchanged 2,412,408 shares of WWA Group to settle various debts. Since the Company no longer owns a substantial shareholding in WWA Group it no longer records its share in the profit and loss of WWA Group.

Current operations consist of marketing efforts for Wing House mobile shelters. Despite the decrease in our equity interest in WWA Group Inc. and its agreement to be acquired by Summit Digital, Inc., we continue to work with WWA Group and Infrastructure Development Corporation (“Infrastructure”) to develop the distribution of Wing House mobile shelter systems.

Meanwhile, we continue to work towards the acquisition of Emerging Market Property Advisors Ltd.

(“EMP”). On May 16, 2012, the Company signed an agreement to acquire EMP, a UK limited liability company in a stock for stock exchange transaction. EMP is involved in the marketing of international real estate opportunities to prospective investors through the internet.EMP offers lead generation, email marketing campaigns and property showings to a variety of clients that are intent on presenting a wide array of real estate investment options to international investors.  Clients are also offered assistance with corporate identity, web development and enhanced graphics to build awareness of the opportunities presented. Since 2005 EMP has consistently increased its revenue stream, grown gross profit margins, and established a loyal customer base. On completion the Company will acquire EMP as a wholly owned subsidiary that will continue to operate as an autonomous unit. Due to delays associated with obtaining the requisite financial information we do not expect to close the anticipated transaction until the 2nd quarter of

2013 subject to shareholder approval.

Our business office is located 700 Lavaca Street, Suite 1400, Austin, Texas, and our telephone number is

(480) 505-0070. Our registered statutory office is located at the UPS Store 1650 3395 South Jones

Boulevard, Las Vegas, Nevada 89146.

The Company

The Company retains the rights  to distribute a wide array of products  within the UAE including Unic

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

However, the onset of recessionary economic conditions in 2008 significantly impacted the demand for

Unic Cranes and Atomix Boats. The result being that, we no longer market either Unic Cranes or Atomix

Boats. Product distribution efforts are now focused  entirely on “Wing Houses” on a joint basis with WWA

Group and Infrastructure.

Prefabricated Housing

The Company’s prefabricated housing business is focused around the marketing and sale of “Wing Houses”

in North America, the Middle East and parts of South-East Asia as a distributor pursuant to an agreement with the Renhe Group. The Wing House is a solution for any application requiring low-cost, rapidly-mobile structures.

The standard Wing House units are mobile modular prefabricated structures that fold out from standard

40-foot or 20-foot shipping containers to ready-to-use structures, with all baths, water, plumbing, air conditioning, lighting, cable, network and electrical fittings in place. This folding capacity allows a standard 40-foot unit delivered with a 320 square foot footprint to open into an 880 square foot structure in

4 to 5 hours, in a process requiring only basic hand tools and workers capable of following simple instructions.  Any truck and hoisting equipment capable of handling standard shipping containers can transport and place a Wing House.  Since container sizes are standard around the world, this equipment is widely available.  The combination of standard ISO container dimensions and fittings and the ability to quickly unfold into a structure much larger than the original container makes the Wing House extremely economical to ship.  Two or more Wing Houses can be joined end to end or side to side to form larger

structures.   Multiple standard floor plan configurations are available and custom plans can be ordered.

While other container-based prefabricated structures are available, they offer final available space equal to that of the original container.  We are aware of no other container-based prefabricated modular structure that shares the ability of the Wing House to open into a structure much larger than the delivered unit.

Wing Houses are rated for extreme temperatures, safe in hurricanes and earthquakes, meet the highest safety and building code standards, and are very economical.  The units use insulation sourced from

Bradford Insulation, Australia’s leading insulation brand.  The units carry a 5-star energy use rating and are ideal for use in extreme climates

Marketing

We are displaying and using Wing House office units on the internet and in a yard in Thailand while actively marketing the units by email.  We are offering the units for sale or rental on a 60 day delivery schedule from order date. We are negotiating financing with the manufacturer to spur sales efforts though demand for this type of housing has receded.Infrastructure may continue to tender contracts in Asia that may lead to more “in house” created demand for the units. The Company and Infrastructure will share gross profits made on any sales or rentals generated by Infrastructure’s efforts.

WWA Group

Since the relationship between the Company and WWA Group is one of common management control, we benefit from the contacts and business development opportunities generated by its business activities. We intend to provide additional business support to WWA Group as necessary in order to access opportunities generated in common.

Infrastructure

Since the relationship between the Company and Infrastructure is one of common management control, we believe that there exists an opportunity to utilize our international presence and existing relationships to assist Infrastructure in procuring new projects and managing existing ones. We expect to continue to work with Infrastructure on an as needed basis to provide any assistance that might be required and within our ability to assist.

Products

Wing Houses come in many building configurations and room configurations, and they retail at approximately $45,000-$85,000 ex-port in China.  The Wing House is built in China by Renhe

Manufacturing and has been re-branded by the Company.  Renhe has an exclusive distribution agreement with MKL Asia, a company owned by the original patent holder who is also the principal of Renhe.  MKL

Asia has granted a sub-distribution license to the Company and its affiliates to market and sell Wing House in North America, the GCC, and most of Southeast Asia.

Wing Houses are suitable for a wide range of applications, including:

     living space

     office space

     on site showrooms

     restaurants

     worker accommodation

     forward operations bases

Standard configurations include:

     3 Bedrooms + 1 Living room + 1 Kitchen + 1 bath + 1 Laundry

     4 Bedrooms + 2 Kitchens + 2 baths

     4 Bedrooms + 4 baths

     6 Bedrooms + 6 baths

     8 Bedrooms + 4 baths

     1 Classroom + 1 bath + 1 Office

     1 large room

The Wing House is available in configurations specifically optimized for classroom use, wired with high-speed Internet and with computer stations included.

The range of products also includes the newly developed “pop out” 20 and 40 foot rapid deployment units that slide out in minutes and are also pre-fit with all baths and fixtures.

Markets

The Modular Building Institute (MBI) estimates that at the end of 2011 there were well over 500,000 code-compliant relocatable buildings in North America.  MBI estimated that the total value of industry owned relocatable buildings was between $5.5 - $6.0 billion, and that these assets generated estimated annual revenues of $3.0 billion. MBI reports that

... fleet owners indicated that top markets served were: classrooms or educational units;

construction site offices; general offices; retail/hospitality; and “energy/industrial” This last category is comprised mainly of workforce housing accommodations in areas of energy exploration.

Income from the three largest companies primarily engaged in the sale and lease of relocatable buildings exceeds 50 percent of the total industry revenue. The ten largest fleet owners account for greater than 75 percent of total revenue while the top twenty account for greater than 90 percent. About 75 percent of all inventory of relocatable buildings in North America is controlled by the ten largest fleet owners, with 90 percent controlled by the top 20 largest fleet owners.

Fleet owners generated revenue from the following sources:

     Leasing activity – 45%

     Sales – 30%

     Service – (transportation, installation, stairs, ramps, etc.) – 25%

A 2011 report by Sage Policy Group, titled The Economic & Financial Performance of the U.S. Modular

Building Industry, analyzed thousands of relocatable building transactions over a 10 year period. The average annual return on investment of a relocatable building sold was 18 percent, which was achieved after an average holding period of 5.8 years.

Change in U.S. Employment by Sector

Dec-07 to

Nov-11 to

May-12

May-12

Combined

Mining (including oil & gas)

16.0%

3.3%

19.30%

Education and Health

9.4%

1.3%

10.70%

Leisure & Hospitality

0.2%

1.0%

1.20%

Professional & Business Services

-1.3%

1.7%

0.40%

Government

-1.8%

-0.2%

-2.00%

Total Non-Farm

-3.6%

0.8%

-2.80%

Trade, Transportation & Utilities

-5.2%

0.7%

-4.50%

Financial Activities

-6.1%

0.4%

-5.70%

Manufacturing

-13.0%

1.5%

-11.50%

Construction

-26.4%

-0.1%

-26.50%

Source: Bureau of Labor Statistics, CES

A Freedonia Group's industry market research report from late 2011 indicated that inside the multi-billion dollar U.S. nonresidential prefabricated building system industry, modular building systems provide the best growth opportunities, and commercial applications are expected to post the fastest gains of any major market. The Company's own research on market demand – combined with new features and refinements of the product to meet more stringent buyer standards – has influenced it to initiate this rollout in 2013.  The

Company has a target of 100 unit sales in 2013.

International Markets

The Company holds distribution rights for the Wing House in both the Gulf Cooperation Council (GCC),

composed of Bahrain, Kuwait, Oman, Qatar, Saudi Arabia, and the United Arab Emirates.  Fueled by

sustained high oil and gas prices, this has emerged as one of the world’s most rapidly growing regions.

Steffen Hertog of the London School of Economics states:

No other rich region in the world has grown as fast as the GCC in recent years and none has as rosy an outlook for the near future: IMF estimates of real GDP growth for 2012 range from 2 percent (Bahrain) to 6.3 percent (Saudi Arabia), with a regional average of 4.9 percent. Average growth for 2013 is expected to again reach above 3 percent - all the while all countries bar Bahrain are expected to rack up sizeable fiscal surpluses between 5.8 and

26 percent of GDP thanks to continuing high oil prices. Consumer confidence is at an all time high and privately driven sectors like retail and construction are expanding rapidly.

Non-oil growth is emerging as a major growth driver, as regional governments invest oil income in heavy industry, infrastructure, and other developments in an effort to diversify their oil-dependent economies.

The combination of high investment in increased energy production and surging investment in economic diversification creates a significant opportunity for the marketing of modular workforce housing solutions.

Virtually all construction labor in the GCC is provided by contractual workers from other countries.  These workers are typically housed on job sites, and construction managers need the ability to pack up housing facilities as jobs finished and move them to other job sites as easily as possible.  The extreme mobility and rapid deployment of the Wing House make it a strong contender for acceptance in the GCC market.

The Company also holds marketing rights for the Wing House in Southeast Asia, a region that the OECD expects to maintain a “robust” average of 5.5% over the next five years.  Large infrastructure projects,

energy and mining industry developments, disaster relief, and temporary offices are among the niches open for the Wing House in Southeast Asia.

Competition

The Wing House mobile shelter faces no direct competition as a prefabricated expandable container-based mobile shelter system though a variety of site-built shelter options provide indirect competition.  Typical portable cabins used as temporary offices in some regions are much cheaper than the Wing Houses, but they

(i) have a life span of much less than half that of a Wing House, (ii) cannot be moved and re-used without virtually rebuilding the units, (iii) can only be trucked as 35 square meters of cabin space per truck (as opposed to Wing House 80 square meter per truck folded in), and (iv) have inferior wiring, lighting, bath fixtures, and insulation.  The Wing Houses are competitively priced in certain markets, and for certain users that are looking for more modern and efficient workforce accommodation as opposed to the more utilitarian pre-fabricated structures used in the past.

A number of US and Canadian companies compete in the high quality prefabricated structure market,

notably Sunbelt Modular, Pacific Mobile Structures, Mobile Modular, Satellite Shelters, Williams

Scotsman, M Space Modular Buildings, and ModSpace.  These companies use a variety of systems,

typically “panelized”, to install mobile structures in various configurations.  Many of these structures are designed to be semi-permanent, and fill a distinctly different niche from the Wing House.  They offer greater flexibility in terms of size, with larger and more open floor plans available.  They are also typically more expensive and require more time to install.  While these structures will continue to dominate the market for larger structures, the Company believes that the Wing House will fill an underserved niche demand for high quality structures offering a far higher degree of mobility and far faster installation than current offerings.

The Company also competes with companies focused on the leasing of modular workforce housing and the management of workforce housing facilities.  Companies engaged in this business include Black Diamond

Group Limited, Target Logistics, Atco Structures and Logistics, Rapid Camp Ltd, Guerdon Modular

Buildings, Williams Scotsman, Stock Modular, Wilmot Modular Structures, and many others.  While some of these companies do produce their own modular housing units, their primary business lies in leasing,

installation, and management of workforce camps. The rapid growth of this sector is demonstrated by the recent results of the Black Diamond Group, a publicly traded industry leader with operations focused on

Western Canada.

Black Diamond Group Operating

Income (Millions CAD)

2009

$20

2010

$27

2011

$63

2012

$72

Source: Morningstar.ca

The Company recognizes these companies as competitors but also sees them as potential customers.  If the

Company can provide these companies with a facility option that is more economical, more efficient, and more easily portable than the structures they currently use, we believe that a significant number of these companies would adopt the Wing House as part of their leasing fleet.

Patents, Trademarks, Licenses, Franchises,

Concessions, Royalty Agreements and Labor Contracts

We neither own nor have applied for any patents or trademarks. We do not license any of our technology from other companies.  However, we have a distribution agreement with Renhe for the Wing Houses.

Marketing and Advertising Methods

The Company markets the Wing Houses through traditional methods, internet web sites and emails

Dependence on Major Customers or Suppliers

The Company is not dependent on one or a few customers, as we have a product targeted to a wide range of buyers.

Governmental and Environmental Regulation

Health and Safety

We are subject to numerous health and safety laws and regulations imposed by the governments controlling the jurisdictions in which we operate and by or clients and project financiers. These regulations are frequently changing, and it is impossible to predict the effect of such laws and regulations on us in the future. We actively seek to maintain a safe, healthy and environmentally friendly work place for all of our employees and those who work with us. However, we provide some of our services in high-risk locations and as a result we may incur substantial costs to maintain the safety of our personnel. All of our operations and personnel are covered by comprehensive “all risk” insurance, the costs of which are included in our contracts.

Office of Foreign Assets Control

The Office of Foreign Assets Control ("OFAC") of the U.S. Department of the Treasury administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. OFAC acts under presidential national emergency powers as well as authority granted by specific legislation to impose controls on transactions and freeze assets under U.S. jurisdiction. Since the Company is a U.S. corporation, it is bound to the regulations of

OFAC. Although we have never contracted nor made any effort to contract with countries which OFAC has identified as state sponsors of terrorism, the possibility exists that certain OFAC sanctioning methods could be employed against certain of our operations.

Environmental Regulation

The countries where we do business often have numerous environmental regulatory requirements by which we must abide in the normal course of our operations. We do not expect costs related to environmental matters will have a material adverse effect on our consolidated financial position or our results of operations.

Climate Change Legislation and Greenhouse Gas Regulation

Many studies over the past couple decades have indicated that emissions of certain gases contribute to warming of the Earth’s atmosphere. In response to these studies, many nations have agreed to limit emissions of “greenhouse gases” or “GHGs” pursuant to the United Nations Framework Convention on

Climate Change, and the “Kyoto Protocol.” Although the United States did not adopt the Kyoto Protocol,

several states have adopted legislation and regulations to reduce emissions of greenhouse gases.

Additionally, the United States Supreme Court has ruled, in Massachusetts, et al. v. EPA , that the EPA abused its discretion under the Clean Air Act by refusing to regulate carbon dioxide emissions from mobile sources. As a result of the Supreme Court decision the EPA issued a finding that serves as the foundation under the Clean Air Act to issue other rules that would result in federal greenhouse gas regulations and emissions limits under the Clean Air Act, even without Congressional action. Finally, acts of Congress,

particularly those such as the “American Clean Energy and Security Act of 2009” approved by the United

States House of Representatives, as well as the decisions of lower courts, large numbers of states, and foreign governments could widely affect climate change regulation. Greenhouse gas legislation and regulation could have a material adverse effect on our business, financial condition, and results of operations.

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

Risks Related to the Company’s Business

IF THE COMPANY DOES NOT GENERATE SUFFICIENT CASH FLOW FROM OPERATIONS AND IS

UNABLE TO OBTAIN ADDITIONAL CAPITAL TO OPERATE ITS BUSINESS, IT MAY NOT BE ABLE

TO EFFECTIVELY CONTINUE OPERATIONS

As of December 31, 2012, the Company had a working capital deficit of $15,713. We will have to obtain additional working capital from debt or equity placements to continue operations. Should we be unable to secure additional capital, such condition would cause us to reduce expenditures which would have a material adverse effect on our business.

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

OUR CHIEF EXECUTIVE OFFICER DOES NOT OFFER HIS UNDIVIDED ATTENTION TO THE

COMPANY DUE TO HIS VARIED RESPONSIBILITIES

Our chief executive officer does not offer his undivided attention to our business as he also serves as an officer and director of WWA Group and Infrastructure. His responsibilities cause him to divide his time, the majority of which is dedicated to WWA Group. The division of time however does not necessarily indicate a division of interests as the Company works with each of WWA Group and Infrastructure in the marketing of Wing Houses. Nonetheless, his varied responsibilities pose a risk to the Company that it might not receive the management focus required.

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



perceived prospects;



negative variances in our operating results, and achievement of key business targets;



limited trading volume in shares of our common stock in the public market;



sales or purchases of large blocks of our stock;



changes in, or our failure to meet, earnings estimates;



changes in securities analysts’ buy/sell recommendations;



differences between our reported results and those expected by investors and securities analysts;



announcements of new contracts by us or our competitors;



announcements of legal claims against us;



market reaction to any acquisitions, joint ventures or strategic investments announced by us;



developments in the financial markets;



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

EFFECTIVE, WHICH CONCLUSION COULD RESULT IN A LOSS OF INVESTOR CONFIDENCE IN

OUR FINANCIAL REPORTS AND IN TURN HAVE AN ADVERSE AFFECT ON SHAREHOLDER

PERCEPTION.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. Since we are unable to assert that our internal controls are effective, our shareholders may lose confidence in the accuracy and completeness of our financial reports,

which in turn could have an adverse affect on shareholder perception.

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

THE ELIMINATION OF MONETARY LIABILITY AGAINST OUR DIRECTORS, OFFICERS AND

EMPLOYEES UNDER NEVADA LAW AND THE EXISTENCE OF INDEMNIFICATION RIGHTS FOR

OUR DIRECTORS, OFFICERS AND EMPLOYEES MAY RESULT IN SUBSTANTIAL EXPENDITURES

BY THE COMPANY AND MAY DISCOURAGE LAWSUITS AGAINST OUR DIRECTORS, OFFICERS

AND EMPLOYEES.

Our certificate of incorporation contains a specific provision that eliminates the liability of directors for monetary damages to the Company and the Company’s stockholders; further, the Company is prepared to give such indemnification to its directors and officers to the extent provided by Nevada law. The Company may also have contractual indemnification obligations under its employment agreements with its executive officers. The foregoing indemnification obligations could result in the Company incurring substantial expenditures to cover the cost of settlement or damage awards against directors and officers, which the

Company may be unable to recoup. These provisions and resultant costs may also discourage the Company from bringing a lawsuit against directors and officers for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by the Company’s stockholders against the

Company’s directors and officers even though such actions, if successful, might otherwise benefit the

Company and its stockholders.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.

PROPERTIES

The Company currently maintains limited executive office space at 700 Lavaca Street, Suite 1400, Austin,

Texas 78701 for which it pays rent of $75 a month on a recurring basis

The Company does not believe that it will need to maintain a larger office at any time in the foreseeable future in order to carry out its operations.

ITEM 3.

LEGAL PROCEEDINGS

The Company is currently not a party to any legal proceedings.

ITEM 4.

MINE SAFETY DISCLOSURES

Not applicable.

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

Common Stock

December 31, 2012 there were 1,645 shareholders of record holding a total of 30,692,727 shares of fully paid and non-assessable common stock of the 50,000,000 shares of common stock, par value $0.001,

authorized. The board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of our outstanding common stock is held in broker

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

Preferred Stock

As of December 31, 2012 there were 0 shares of Series 1 preferred issued and outstanding of the 25,000,000 shares of preferred stock, par value of $0.001, authorized. Preferred shares are convertible into 400 shares of the Company’s common stock, bear interest at 9% per annum, and have no redemption provision.

The Company’s preferred shares may have such rights, preferences and designations as determined by the board of directors and may be issued in different series’. Series 1 is the only series currently outstanding.

Warrants

As of December 31, 2012 there were no outstanding warrants to purchase shares of our common stock.

Stock Options

As of December 31, 2012 there were no outstanding stock options to purchase shares of our common stock

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

Discussion and Analysis

General

The Company’s current focus is to work together with WWA Group and Infrastructure to increase the value of its investment and to leverage those relationships to develop the distribution of Wing House mobile shelter systems. We anticipate that we will require additional capital to market this business and recognize that the economic downturn  in the global economy has decreased demand for our products that depend on the vitality of the construction sector industry in the Gulf Region. Meanwhile, we continue to work towards the acquisition of EMP.

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

Results of Operations

During the period ending December 31, 2012, the Company failed to realize revenues from the sale of its products, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are in demand, and that a global economic recovery in 2013 alongside the efforts of Infrastructure and WWA Group will result in sales of Wing Houses.

Operating Expenses

Operating expenses for the twelve month period ended December 31, 2012 were $81,306 as compared to operating expenses of $113,430 for the twelve month period ended December 31, 2011. The decrease in expenses over the comparative periods can be attributed to decreases in general and administrative expenses. We expect that operating expenses will decrease until such time as the capital becomes available to us to expand our marketing efforts.

Other Income/Expenses

Other income for the twelve month period ended December 31, 2012 was $27,690 as compared to other expenses of $1,409,617 in the twelve month period ended December 31, 2011. Other income in the current period can be primarily attributed to other income and income from equity investment offset by the payment of a preferred stock dividend. We expect to continue to realize other income related to our business investments.

Net Losses

Net losses for the twelve month period ended December 31, 2012 were $53,616 as compared to net losses of

$1,523,047 for the twelve month period ended December 31, 2011. The decrease in net losses in the current period can be primarily attributed to the transition in the current period to a gain on our equity investments as compared to a loss in the prior period and the decrease in general and administrative expenses. We expect to continue to realize net losses until such time as our operations produce revenue.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the year ended

December 31, 2012.

Income Tax Expense (Benefit)

The Company may have an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Liquidity and Capital Resources

As of December 31, 2012, the Company had a working capital deficit of $15,713. Our current assets totaled

$8,049 were comprised of cash totaling $455 and other assets of $7,594. Our total assets were $50,409 consisting of current assets and our equity investments totaling $42,360. At December 31, 2012, our current and total liabilities were $23,762.

Net cash used in operating activities for the year ended December 31, 2012 was $253,506 as compared to net cash used in operating activities of $32,668 for the year ended December 31, 2011. Net cash used in development stage activities in the current twelve month period can be attributed primarily to a number of items that are book expense items which do not affect the total amount relative to actual cash used including loss on equity investments.  Balance sheet accounts that actually affect cash but are not income statement related items and thus are added or deducted to arrive at cash used include decrease in other assets and accounts payable. We expect that net cash used in operating activities will decrease as accounts payable have significantly decreased as of year-end.

Net cash provided by investing activities for the year ended December 31, 2012 was $190,048 as compared to zero provided by investing activities for the year ended December 31, 2011. Net cash provided by financing activities in the current twelve month period can be attributed to proceeds from the sale of stock and debt settlements. We expect to continue to look to cash flow provided by investing periods in future periods to sustain operations.

Net cash provided by financing activities for the year ended December 31, 2012 was $63,521 as compared to net cash used in financing activities of $2,006 for the year ended December 31, 2011. Net cash provided by financing activities in the current twelve month period can be attributed to a issuance of common stock for cash, and the redemption of preferred stock for common stock, offset by a decrease in a note payable.

We expect to have net cash provided by financing activities in the near term in order to continue operations.

The Company’s current assets are insufficient to conduct its business operations over the next twelve (12)

months. We will have to seek at least $100,000 in debt or equity financing over the next twelve months to fund our marketing efforts for our Wing Houses and to move forward with our intended acquisition of

EMP.  The Company has no current commitments or arrangements with respect to, or immediate sources of this funding. Further, no assurances can be given that funding is available. The Company’s shareholders are the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and the Company has no agreement formal or otherwise. The

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

The Company has no current plans for the purchase or sale of any plant or equipment

Off Balance Sheet Arrangements

As of December 31, 2012, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $3,766,257 as of December 31, 2012.  The Company’s

ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii) realizing revenues from the sale of Wing Houses or through the acquisition of EMP. Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

     our ability to achieve and maintain an adequate customer base to generate sufficient revenues to maintain and expand operations; and

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

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our audited financial statements for the years ended December 31, 2012 and 2011 are attached hereto as

F-1 through F-13.

ASIA8, INC. AND SUBSIDIARIES

Years Ended December 31, 2012 and 2011

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

Certified Public Accountants

625 Barksdale Rd, Suite 113,

Newark, DE 19711

Phone: 510-274-5471 | pmohapatra@pinakiassociates.com

To the Board of Directors

Asia8 Inc.

700 Lavaca Street, Suite 1400, Austin, Texas 78701

We have audited the accompanying consolidated balance sheets of Asia8, Inc. as of December 31, 2012 and

2011, and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended December  31,  2012 and  2011.  These  consolidated  financial  statements  are the  responsibility of  the

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

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all  material

respects,  the   financial   position  of  Asia8   Inc.  as  of  December   31,  2012  and  2011,  and  the  related

consolidated statements of income, stockholders’ equity and cash flows for the years ended December 31,

2012  and  2011  ,  in  conformity  with  accounting  principles  generally  accepted  in  the  United  States  of

America.

/s/ Pinaki & Associates LLC.

Pinaki & Associates LLC.

Hayward, CA

April 09, 2013

ASIA8, Inc.

Consolidated Balance Sheets

Unaudited

Audited

31-Dec-12

31-Dec-11

ASSETS

CURRENT ASSETS

Cash

$

455     $

391

Other current assets

7,594

5,094

Total Current Assets

8,049

5,485

FIXED ASSETS, Net

-

-

OTHER ASSETS

Investments

42,360

214,380

Total Other Assets

42,360

214,380

TOTAL ASSETS    $

50,409     $

219,865

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses

$

23,762     $

286,884

Total Current Liabilities

23,762

286,884

TOTAL LIABILITIES

23,762

286,884

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;

$0.001 par value; 0  and 1,000 shares

-

2

issued and outstanding, respectively

Common stock: 100,000,000 shares authorized;

$0.001 par value; 30,692,727 and 24,156,078 shares

issued and outstanding, respectively

30,692

24,411

Additional paid-in capital

3,762,212

3,621,210

Accumulated deficit

(3,766,257)

(3,712,641)

Total Stockholders' Equity

26,647

(67,018)

TOTAL LIABILITIES AND STOCKHOLDERS'

EQUITY

$

50,409     $

219,865

The accompanying notes are an integral part of these financial statements.

Asia 8 Inc

Consolidated Statements of Operations

For The Years Ended December 31,

2012

2011

REVENUES

$

-    $

-

COST OF GOODS SOLD

-

-

GROSS PROFIT

-

-

OPERATING EXPENSES :

General and administrative

81,306

113,430

Depreciation and amortization

-

-

TOTAL OPERATING EXPENSES

81,306

113,430

LOSS FROM OPERATIONS

(81,306)

(113,430)

OTHER INCOME (EXPENSES)

Other income

16,503

64,627

Preferred stock dividend

(6,840)

(20,520)

Income from equity investment

18,028

(1,453,724)

TOTAL OTHER INCOME (EXPENSES)

27,690

(1,409,617)

NET INCOME (LOSS)

(53,616)

(1,523,047)

BASIC INCOME (LOSS) PER SHARE

(0.00)

(0.06)

FULLY DILUTED INCOME (LOSS) PER SHARE

(0.00)

(0.06)

BASIC WEIGHTED AVERAGE NUMBER OF SHARES

OUTSTANDING

30,692,727

24,158,876

FULLY DILUTED WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING

28,341,505

24,158,876

The accompanying notes are an integral part of these financial statements.

ASIA8, Inc.

Audited Statements of Stockholders' Equity

Additional

Accumulated

Total

Preferred Stock

Common Stock

Paid-In

Deficit

Stockholders'

Shares

Amount

Shares

Amount

Capital

Deficit

$

Balance, December 31, 2007

1,000     $

1     $     23,071,835      $

23,072      $

3,280,227      $

(72,598)

3,230,702

Common stock issued for debt

at $0.16 per share

-

-

1,084,243

1,084

172,394

-

173,478

Preferred stock issued for debt

at $100.00 per share

1,280

1

-

-

127,999

-

128,000

Net loss for the year ended

December 31, 2008

-

-

-

-

-

(130,656)

(130,656)

Balance, December 31, 2008

2,280     $

2     $     24,156,078     $

24,156     $

3,580,620     $

(203,253)     $

3,401,525

Common stock issued for debt

at $0.16 per share

-

-

255,282

255

40,590

-

40,845

Net loss for the year ended

December 31, 2009

-

-

-

-

-

(1,373,535)

(1,373,535)

Balance, December 31, 2009

-     $

2

24,411,360      $

24,411      $

3,621,210      $

(1,576,788)     $

2,068,835

Net loss for the year ended

December 31, 2010

-

-

-

-

-

(612,806)

(612,806)

Balance, December 31, 2010

-     $

2

24,411,360     $

24,411     $

3,621,210     $

(2,189,594)

1,456,029

Net loss for the year ended

December 31, 2011

-

-

-

-

-

(1,523,047)

(1,523,047)

Balance, December 31, 2011

-     $

2

24,411,360     $

24,411     $

3,621,210     $

(3,712,641)     $

(67,018)

Common stock issued for debt

at $0.03 a share.

-

-

2,129,367

2,129

61,752

-

63,881

Common stock issued for preferred

shares at $0,075 per share

-

-

3,040,000

3,040

224,960

-

228,000

Common stock issued for interest on

preferred shares at $0.075 per share

-

-

1,112,000

1,112

82,288

-

83,400

Preferred shares retired

-

(2)

-

-

(227,998)

-

(228,000)

Net loss for the year ended

-

-

-

-

-

(53,616)

(53,616)

December 31, 2012

-     $

-

30692,727     $

30,692     $

3762,211     $

(3,766,257)     $

26,647

The accompanying notes are an integral part of these financial statements.

Asia 8, Inc.

Statement of Cash Flows

For the Year Ended

For The Year Ended

December 31

December 31,

2012

2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$

(53,616)    $

(1,523,047)

Adjustments to reconcile net loss to

net cash used by operating activities:

Depreciation expense

-

-

(Gain) Loss on disposition of assets

-

-

(Gain) Loss on equity investments

(18,028)

1,453,724

Loss on Investments

-

-

Changes in operating assets and liabilities

(Increase) decrease in receivables

-

-

(Increase) decrease in other current assets

(2,500)

(1,500)

Increase (decrease) in accounts payable and

accrued expenses

(179,362)

38,155

Net Cash Used in Operating Activities

(253,506)

(32,668)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments

81,000

Debt Settlement by issuance of equity investment

109,048

-

Net Cash Provided by (Used in)

Investing Activities

190,048

-

CASH FLOWS FROM FINIANCING ACTIVITIES

Common and preferred stock issued for cash/debt

147,280

-

Increase(decrease) in note payable

(83,759)

(2,006)

Net Cash Provided by Financing Activities

63,521

(2,006)

NET INCREASE (DECREASE) IN CASH

63

(34,675)

CASH AT BEGINNING OF PERIOD

391

35,066

CASH AT END OF PERIOD

$

455    $

391

The accompanying notes are an integral part of these financial statements.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2012 and 2011

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

Group’s interest in Asset  Forum,  LLC., its ownership of  proprietary on-line auction  software  or its equity interest  and  debt  position  in  Infrastructure  Developments  Corp.  (“Infrastructure”)  in  which  it  currently holds an unconsolidated 26.99% equity position.

The Company maintains rights to distribute Unic Cranes, Atomix boats and Renhe Mobile House products or “Wing Houses” in the UAE though it has since discontinued distribution efforts in relation to the Unic

Crane and Atomix boat products.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2012 and 2011

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

b. Basic Loss per Share

For the Year Ended December 31, 2012

Income

Shares

Per-Share Amount

(Numerator)

(Denominator)

$

(53,616)

30,692,727    $

(0.00)

For the Year Ended December 31, 2011

Income

Shares

Per-Share Amount

(Numerator)

(Denominator)

$

(1,523,047)

24,158,876

(0.06)

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

December 31, 2012 and 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

c. Provision for Taxes (Continued)

Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

2012

2011

Deferred tax assets

NOL Carryover

$

813,537    $

813,537

Valuation allowance

(813,537)

(813,537)

Net deferred tax asset

$

-    $

-

The income tax provision differs from the amount of income tax determined by applying the U.S.

federal income tax rate of 39% to pretax income from continuing operations for the years ended

December 31, 2012 and 2011 due to the following:

2012

2011

Book income (loss)

$

(71,644)    $

(69,323)

Income from equity investment

18,028

(1,453,274)

Valuation allowance

53,616

1,523,047

$

-    $

-

At  December  31,  2012,  the  Company  had  net  operating  loss  carry  forwards  of  approximately

$3,766,257 that  may be offset  against  future  taxable income through  the  year  2029.  No tax benefit has  been  reported  in  the  December  31,  2012  financial  statements  since  the  potential  tax  benefit  is offset by a valuation allowance of the same amount.

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

e. Fair Value of Financial Instruments

As  at  December  31,  2012,  the  fair  value  of  cash  and  accounts  and  advances  payable,  including amounts  due  to  and  from  related  parties,  approximate  carrying  values  because  of  the  short-term maturity of these instruments.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Recent Accounting Pronouncements

In   June   2011,   the   FASB   issued   ASU   No. 2011-05, Comprehensive   Income   (Topic   220):

Presentation  of  Comprehensive  Income to  increase  the  prominence  of  items  reported  in  other comprehensive  income.  Specifically,  the  new  guidance  allows  an entity to present  components of net  income  or  other  comprehensive  income  in  one  continuous  statement,  referred  to  as  the statement  of  comprehensive  income,  or  in  two  separate,  but  consecutive  statements.  The  new guidance eliminates the current option to report other comprehensive income and its components in

the   consolidated   statement   of   shareholder's   equity.   While   the   new   guidance   changes   the

presentation of comprehensive income, there are no changes to the components that are recognized in  net  income  or  other  comprehensive  income  under  current  accounting  guidance.  This  new guidance  is  effective  for  fiscal  years  and interim  periods  beginning  after  December 15,  2011.  We adopted  the  new  guidance  and  it  had  no  impact  on  our  consolidated  financial  position,  results  of operations or cash flows.

In   September   2011,   the   FASB   issued   Accounting   Standards   Update   (ASU)   No.   2011-08,

Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 is

intended  to  simplify  how  entities,  both  public  and  nonpublic,  test  goodwill  for  impairment.  ASU

2011-08 permits an entity to  first assess qualitative factors to determine whether it is "more likely than  not"  that  the  fair  value  of  a  reporting  unit  is  less  than  its  carrying  amount  as  a  basis  for determining whether it is necessary to perform the two-step goodwill impairment test described in

Topic  350,  Intangibles-Goodwill  and  Other.  The  more-likely-than-not  threshold  is  defined  as having a likelihood of  more than 50%. ASU  2011-08 is  effective for  annual  and interim  goodwill impairment  tests  performed  for  fiscal  years  beginning  after  December  15,  2011.  We  adopted  the new guidance and it had no impact  on our  consolidated financial  position, results of  operations or cash flows.

In  February  2013,  the  FASB  issued  authoritative  guidance  related  to  reclassifications  out  of accumulated  OCI.  Under  the  amendments  in  this  update,  an  entity  is  required  to  report,  in  one place,  information  about  reclassifications  out  of  accumulated  OCI  and  to  report  changes  in  its accumulated OCI balances. For significant items reclassified out of accumulated OCI to net income in  their  entirety  in  the  same  reporting  period,  reporting  is  required  about  the  effect  of  the reclassifications  on  the  respective  line  items  in  the  statement  where  net  income  is  presented.  For items  that  are  not  reclassified  to  net  income  in  their  entirety in  the  same  reporting  period,  a  cross reference  to  other  disclosures  currently required  under  U.S.  GAAP  is  required  in  the  notes  to  the consolidated financial statements. We plan to adopt this  guidance in the first quarter of fiscal year

2013  and  do  not  believe  that  the  adoption  of  this  guidance  will  have  a  material  impact  on  its

Consolidated Financial Statements.

g. Concentration of Risk

The Company does not rely on any one or a few major customers for sales revenue.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

December 31, 2012 and 2011

NOTE 4 - SIGNIFICANT EVENTS (Continued)

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

Company  owned  16%  of  the  issued  and  outstanding  WWA  Group  common  stock.  At  April  15,  2012  the company divested itself of 2,412,408 shares out of its investment in WWA group shares to settle $109,049 in  various  debts.  As  a  result  the  Company  does  not  own  a  substantial  shareholding  in  WWA  Group  and therefore no longer records its share in the profit & loss  of WWA Group for the year ended December 31,

2012.

NOTE 6- EQUITY TRANSACTIONS

In  2012,  the  Company  issued  2,129,367  shares  of  common  stock  by  converting  notes  payable  and  other payables into equity at $0.03 per share.

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

In  2008,  the  Company  issued  1,280  shares  of  preferred  stock  for  $100  per  share.  Each  share  of  preferred stock is convertible to 400 shares of common stock. The Series 1 preferred shares have a coupon rate of 9%

interest per annum, with no redemption provision.

In  2007,  the  Company  issued  1,000  shares  of  preferred  stock  at  $100  per  share.  Each  share  of  preferred stock is convertible to 400shares of common stock. The Series 1 preferred shares have a coupon rate of 9%

interest per annum, with no redemption provision.

ASIA8, INC.

Notes to the Financial Statements

December 31, 2012 and 2011

NOTE 7- SUBSEQUENT EVENTS

The Company evaluated its December 31, 2012 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

(GAAP).  Internal control over financial reporting includes those policies and procedures that:

     Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition,

use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated

Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment did not identify any material weaknesses in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

The Company identified the following material weakness: Lack of Appropriate Independent Oversight.

The board of directors has not provided an appropriate level of oversight of the Company’s financial reporting and procedures for internal control over financial reporting since there is, at present, only one independent director who could provide an appropriate level of oversight, including challenging management’s accounting for and reporting of transactions.  While this control deficiency did not result in any audit adjustments to our 2012 or 2011 interim or annual period financial statements, it could have resulted in material misstatement that might have been prevented or detected by independent oversight.

Accordingly we have determined that this control deficiency constitutes a material weakness.

The Company intends to remedy the material weaknesses by forming an audit committee made up of independent directors that will oversee management.

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

Changes in Internal Controls over Financial Reporting

During the period ended December 31, 2012, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age and position of each director and executive officer of the

Company as of December 31, 2012:

Name

Age

Year Appointed

Positions and Offices

Eric Montandon

47

2000

Chief Executive Officer, Chief Financial

Officer, Principal Accounting Officer,

and Director

Alfredo “Alex” Cruz

54

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

Table

The following table provides summary information for 2012 and 2011 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and the chief financial officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Executive Compensation Table

Name and

Year

Salary

Bonus

Stock

Option

Non-Equity

Change in

All Other

Total

Principal

($)

($)

Awards      Awards

Incentive Plan      Pension Value

Compensation

($)

Position

($)

($)

Compensation

and

($)

($)

Nonqualified

Deferred

Compensation

($)

Eric Montandon,      2012

-

-

-

-

-

-

-

-

CEO, CFO,

2011

-

-

-

-

-

-

-

-

PAO, and

director

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

ITEM 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 30,692,727 shares of common stock issued and outstanding as of April 10, 2013, with respect to: (i) all directors; (ii)

each person known by us to be the beneficial owner of more than five percent of our common stock; and

(iii) our directors and executive officers as a group.

Title of

Names and Addresses of Directors, Officers and

Number of

Percent of

Class

Beneficial Owners

Shares

Class

Eric Montandon

Common     Chief Executive Officer, Chief Financial Officer, Principal

Accounting Officer, and Director

1,660,816

5.41%

700 Lavaca Street, Suite 1400, Austin, Texas  78701

Alfredo Alex S. Cruz III

Common     Director and Secretary

135,934

0.44%

700 Lavaca Street, Suite 1400, Austin, Texas 78701

Adderley Davis & Associates, Ltd.

Common     Suite Z12, P.O. Box 8497, SAIF Zone, Sharjah, United

6,082,433

19.82%

Arab Emirates

Common     All executive officers and directors as a group (2)

1,796,750

5.85%

ITEM 13

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Transactions

None of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse,

parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction since the beginning of our last fiscal year or in any presently proposed transaction which, in either case, has or will materially affect us except as follows:

     On May 20, 2012 the Company authorized the issuance of 1,450,500 restricted common shares to

Eric Montandon pursuant to a debt settlement agreement valued at $0.03.

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

Auditors’ Fees and Services

2012

2011

Audit fees

$15,000

$15,000

Audit-related fees

Tax fees

All other fees.

Total fees paid or accrued to our principal accountants

$15,000

$15,000

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

Financial Statements of the Company for the years ended December 31, 2012 and 2011:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Statements of Income

Statements of Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 30 of this Form 10-K, and are incorporated herein by this reference.

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

April 10, 2013

By: Eric Montandon

Its: Chief Executive Officer, Chief Financial Officer, Principal

Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date

/s/ Eric Montandon

April 10, 2013

Eric Montandon

Chief Executive Officer, Chief Financial Officer, Principal Accounting

Officer and Director

/s/ Alfredo Cruz

April 10, 2013

Alfredo “Alex” Cruz

Director

INDEX TO EXHIBITS

Exhibit

Description

3.1.1*

Articles of Incorporation dated September 23, 1996 (incorporated by reference to the Form

10-12G filed with the Commission on October 20, 1999).

31.2*

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

30