Form 10-Q
period 2013-03-31
ASIA8, INC.
filed 2013-05-20
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑

Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended March 31, 2013.

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

S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☑ No ☐

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

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding ofthe issuer’s common stock, $0.001 par value (the only class of voting stock), at May 17, 2013, was 30,692,727.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of March 31, 2013 (Unaudited)  and December 31, 2012 (audited)

4

Unaudited  Statements of Income for the three  month periods ended March 31,

5

2013 and March 31,  2012

Unaudited  Statements of Cash Flows for the three month periods ended March 31,

6

2013 and March 31, 2012

Notes to Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

11

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

15

Item 4.

Controls and Procedures

16

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

17

Item 1A.

Risk Factors

17

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults Upon Senior Securities

19

Item 4.

Mine Safety Disclosures

19

Item 5.

Other Information

19

Item 6.

Exhibits

19

Signatures

20

Index to Exhibits

21

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

ASIA8, INC.

Consolidated Balance Sheets

ASSETS

March 31, 2013

December 31, 2012*

(Unaudited)

Current assets:

Cash

$

410

455

Prepaid expenses

-

-

Other current assets

7,594

7,594

Total current assets

8,004

8,049

Investments

42,360

42,360

Total assets

$

50,364    $

50,409

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

Accounts payables

-

-

Accrued expenses

26,777

23,762

Short Term Debt - Notes Payable

-

-

Total current liabilities

26,777

23,762

Total liabilities

$

26,777    $

23,762

Preferred stock: 25,000,000 shares authorized;

$0.001 par value; 2,280  and 1,000 shares

issued and outstanding, respectively

Common stock: 100,000,000 shares authorized;

$0.001 par value; 30,692,727 and 24,156,078 shares

issued and outstanding, respectively

30,692

30,692

Additional paid-in capital

3,762,212

3,762,212

Accumulated deficit

(3,769,317)

(3,766,257)

Total stockholders' equity:

23,587

26,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY

$

50,364    $

50,409

* The Balance Sheet as of December 31, 2012 has been derived from the audited financial statements of that date.

The accompanying notes are an integral part of these consolidated financial statements

ASIA8, INC.

Consolidated Statements of Income

Three Months ended March 31

2013

2012

(Unaudited)

(Unaudited)

Revenues

-

-

Total net revenues

-

-

Cost of Goods sold

-

-

Gross profit (loss)

-

-

Operating expenses:

General, selling and administrative expenses

3,060

17,651

Depreciation and amortization

-

-

Total operating expenses

3,060

17,651

Loss from operations

(3,060)

(17,651)

Other income (expense):

Interest expense

-

-

Preferred stock dividend

-

(5,130)

Loss/Income from equity investment

-

(29,022)

Other income (expense)

-

-

Total other income (loss)

-

(34,152)

Income(Loss) before income taxes

(3,060)

(51,803)

Provision for income taxes

$

-    $

-

Net Income(Loss) from operations

$

(3,060)    $

(51,803)

Income(Loss) for the period

$

(3,060)    $

(51,803)

Basic earnings per common share

$

(0.00)    $

(0.002)

Diluted earnings per common share

$

(0.00)    $

(0.00)

Weighted average shares - Basic

30,692,727

24,158,876

Weighted average shares - Diluted

30,692,727

24,158,876

The accompanying notes are an integral part of these consolidated financial statements

ASIA8, INC.

Consolidated Statements of Cash Flow

Three Months ended March 31

2013

2012

(Unaudited)

(Unaudited)

Cash flows from operating activities:

Net income ( loss)

$

(3,060)    $

(51,803)

Adjustments to reconcile net income to net cash

provided by operating activities

(Gain) loss on equity investment

-

29,022

Changes in operating assets and liabilities:

Decrease (Increase) in:

Prepaid expenses

-

-

Other current assets

-

(81,000)

Increase (decrease) in:

Accounts payable

-

-

Accrued liabilities

3,015

21,849

Net cash used in operating activities

(45)

(81,932)

Cash flows from investing activities:

Proceeds from sale of investments

-

81,000

Purchase of investment through conversion of note

-

-

Net cash provided by (used in) investing activities

-

81,000

Cash flows from financing activities:

Common and preferred stock issued for cash/debt

-

-

Increase(decrease) in note payable

-

887

Net cash provided by (used in) financing activities

-

887

Net decrease in cash and cash equivalents

(45)

(45)

Cash and cash equivalents at beginning of year

455

391

Cash and cash equivalents at end of period

$

410    $

346

The accompanying notes are an integral part of these consolidated financial statements

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2013

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

Group’s  interest  in  Asset  Forum,  LLC.  its  ownership  of  proprietary on-line  auction  software  or  its  equity interest and debt position in Infrastructure Developments Corp. (“Infrastructure”).On March 26, 2012, the

Company sold  3,240,000  shares  from  its  investment  in  WWA  Group  at  a  price  of  $0.025  per  share,  for  a net  amount  of  $81,000.  On  May  2012,  the  Company  divested  itself  of  an  additional  2,412,408  shares  of

WWA  Group  to  settle  a  net  amount  of  109,048  in  debt.  At  March  31,  2013  the  Company  did  not  own substantial  shareholding  in  WWA  Group  and  therefore  did  not  record  its  share  in  the  profit  and  loss  of

WWA Group for the period ended March 31, 2013.

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

March 31, 2013

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

December 31, 2012. Accordingly, they do not include all of the information and footnotes required by

U.S. generally accepted accounting principles for complete financial statements. In our opinion, all adjustments, consisting of only normal recurring adjustments considered necessary for fair presentation,

have been included.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

b. Basic Loss per Share

For the Three Months Ended March 31, 2013

Income

Shares

Per-Share

(Numerator)

(Denominator)

Amount

$

(3,060)

30,692,727    $

(0.00)

For the Three Months Ended March 31, 2012

Income

Shares

Per Share

(Numerator)

(Denominator)

Amount

$

(51,803)

24,158,876    $

(0.002)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2013

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, Continued

c. Recent Accounting Pronouncements

In  February  2013,  the  FASB  issued  guidance  on  disclosure  requirements  for  items  reclassified  out  of

Accumulated  Other  Comprehensive  Income  ("AOCI").  This  new  guidance  requires  entities  to  present

(either  on  the  face  of  the  income  statement  or  in  the  notes)  the  effects  on  the  line  items  of  the  income statement  for  amounts  reclassified  out  of  AOCI.  The  new  guidance  is  effective  for  us  beginning  January

1,  2013.  We  adopted  the  guidance  during  the  first  quarter  of  2013  and  there  was  no  material  impact  on our condensed consolidated financial statements.

In  July  2012,  the  FASB  issued  amendments  to  the  indefinite-lived  intangible  asset  impairment  guidance which  provides  an  option  for  companies  to  use  a  qualitative  approach  to  test  indefinite-lived  intangible assets  for  impairment  if  certain  conditions  are  met.  The  amendments  are  effective  for  annual  and  interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15,

2012.  We  adopted  the  amended  accounting  guidance  during  the  first  quarter  of  2013  and  there  was  no material impact on our condensed consolidated financial statements.

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

Group for the period ended March 31, 2013.

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

March 31, 2013

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

2013, and determined there are no events to disclose.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the three month periods ended March 31, 2013 and March 31, 2012. Our fiscal year end is December 31.

Discussion and Analysis

Our operations consist of marketing efforts for Wing House mobile shelters. Despite the decrease in our equity interest in WWA Group Inc. and its agreement to acquire Summit Digital, Inc., we continue to work with WWA Group and Infrastructure Development Corporation (“Infrastructure”) to develop the distribution of Wing House mobile shelter systems.

Meanwhile, we continue to work towards the acquisition of Emerging Market Property Advisors Ltd.

(“EMP”). On May 16, 2012, the Company signed an agreement to acquire EMP, a UK limited liability company in a stock for stock exchange transaction. EMP is involved in the marketing of international real estate opportunities to prospective investors through the internet.EMP offers lead generation, email marketing campaigns and property showings to a variety of clients that are intent on presenting a wide array of real estate investment options to international investors.  Clients are also offered assistance with corporate identity, web development and enhanced graphics to build awareness of the opportunities presented. Since 2005 EMP has consistently increased its revenue stream, grown gross profit margins,

and established a loyal customer base. On completion the Company will acquire EMP as a wholly owned subsidiary that will continue to operate as an autonomous unit. Due to delays associated with obtaining the requisite financial information we do not expect to close the anticipated transaction until the 3rd quarter of 2013 subject to shareholder approval.

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

Should we be unable to generate income, the Company’s ability to continue its business operations will remain in jeopardy.

Results of Operations

During the three month period ending March 31, 2013, the Company failed to realize revenues from the sale of its products, which failure resulted in a continuation of net losses for the period. Nevertheless, the

Company remains optimistic that Wing Houses are in demand, and that a global economic recovery in

2013 alongside the efforts of Infrastructure and WWA Group will result in sales of Wing Houses.

Revenue

Revenue for the three month periods ended March 31, 2013 and March 31, 2012 was zero. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for Wing Houses. We expect revenue from the sale of Wing Houses in future periods with a return to economic normalization, and in connection with the anticipated acquisition of EMP.

Operating Expenses

Operating expenses for the three month period ended March 31, 2013, were $3,060 as compared to

$17,651 for the three month period ended March 31, 2012. The decrease in expenses over the comparative nine month period can be wholly attributed to a decrease in general and administrative expenses. We expect that operating expenses will increase in future periods as funds become available for marketing Wing Houses and in connection with the anticipated acquisition of EMP.

Other Expense

Other expense for the three month period ended March 31, 2013, was zero as compared to other expense of $34,152 for the three month period ended March 31, 2012. The absence of other expense in the current period can be primarily attributed to the lack of losses recognized in the prior comparative periods as a result of consolidating our equity investment in WWA Group. Since we no longer consolidate our equity interests we expect to return to other income in future periods.

Net Losses

Net Loss for the three month period ended March 31, 2013, were $3,060 as compared to a net loss of

$51,803 for the three month period ended March 31, 2012. The decrease in net losses over the comparative three month periods can be attributed to the decrease in general and administrative expenses,

the decrease in preferred stock dividend and the decrease in the loss from equity investments. We expect to continue to realize net losses until such time as our operations produce revenue.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the three month period ended March 31, 2013.

Income Tax Expense (Benefit)

The Company may have an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Liquidity and Capital Resources

As of March 31, 2013, the Company had a working capital deficit of $18,773. Our current assets were

$8,004 consisting of $410 in cash, and $7,594 in other current assets. Our total assets were $50,364 consisting of current assets and our equity investments totaling $42,360. At March 31, 2013, our current and total liabilities were $26,777 consisting entirely of accrued expenses.

Net cash used in operating activities for the three month period ended March 31, 2013, was $45 as compared to net cash used in operating activities of $81,932 for the three month period ended March 31,

2012. Net cash used in development stage activities in the current twelve month period can be attributed to a balance sheet account, accrued liabilities that is added or deducted to arrive at cash used. We expect that net cash used in operating activities will decrease as accounts payable have significantly decreased as of the three month period end.

Net cash provided by investing activities for the three month period ended March 31, 2013 was zero as compared to $81,000 in net cash provided by investing activities for the three month period ended March

31, 2012.  Net cash provided by financing activities in the prior three month period can be attributed to proceeds from the sale of stock. We expect to continue to look to cash flow provided by investing periods in future periods to sustain operations.

Net cash provided by financing activities for the three month period ended March 31, 2013, was zero as compared to $887 in net cash provided by financing activities for the three month period ended March 31,

2012. Net cash provided by financing activities in the prior three month period can be attributed to an increase in a note payable. We expect to have net cash provided by financing activities in the near term in order to continue operations.

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

Off Balance Sheet Arrangements

As of March 31, 2013, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended December 31, 2012 included in our

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $3,766,257 as of December 31, 2012 which increased to

$3,769,317 as of March 31, 2013. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and (ii) realizing revenues from the sale of Wing Houses or through the acquisition of EMP. Management believes that it will be able to obtain funding to allow the

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

Changes in Internal Controls over Financial Reporting

During the period ended March 31, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to the Company’s Business

IF THE COMPANYDOES NOTGENERATE CASH FLOW FROM OPERATIONS AND IS UNABLE TOOBTAIN

CAPITAL TO OPERATE ITS BUSINESS, IT MAY NOT BE ABLE TO EFFECTIVELY CONTINUE

OPERATIONS

As of March 31, 2013, the Company had a working capital deficit of $18,773 which amount is insufficient to continue operations. We will have to obtain additionalworking capital from debt or equity placements to continue operations for which we have no commitments. Should we be unable to secure capital, such condition would cause us to reduce operations which would have a material adverse effect on our business.

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

21 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Asia8, Inc.

Date

/s/ Eric Montandon

May 17, 2013

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

21