Form 10-Q
period 2013-06-30
ASIA8, INC.
filed 2013-08-23
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☑      Quarterly  report  pursuant  to  Section  13  or  15(d)  of  the  Securities  Exchange  Act  of  1934  for  the

quarterly period ended June 30, 2013.

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

Exchange Act): Yes ☐   No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of  the issuer’s common stock, $0.001 par value (the only class of voting stock), at August 21, 2013, was 30,692,727.

TABLE OF CONTENTS

PART 1- FINANCIAL INFORMATION

Item1.

Financial Statements:

3

Balance Sheets as of June 30, 2013 (Unaudited)  and December 31, 2012 (audited)

4

Unaudited  Statements of Operations for the three and six month periods ended June

5

30, 2013 and June 30,  2012

Unaudited  Statements of Cash Flows for the six month periods ended June 30, 2013

6

and June 30, 2012

Notes to Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

11

Operations

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.

Controls and Procedures

17

PART II-OTHER INFORMATION

Item 1.

Legal Proceedings

18

Item 1A.

Risk Factors

18

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults Upon Senior Securities

21

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

ASIA8, Inc.

Consolidated Balance Sheets

Unaudited

Audited

June 30, 2013

December 31, 2012

ASSETS

CURRENT ASSETS

Cash

$

365     $

455

Other current assets

7,594

7.594

Total Current Assets

7,959

8,049

FIXED ASSETS, Net

-

-

OTHER ASSETS

Investments

42,360

42,360

Total Other Assets

42,360

42,360

TOTAL ASSETS

$

50,319

$

50,409

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts payable and accrued expenses

$

34,400     $

23,762

Total Current Liabilities

34,400

23,762

TOTAL LIABILITIES

34,400

23,762

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;

$0.001 par value; 2,280  and 1,000 shares

-

-

issued and outstanding, respectively

Common stock: 100,000,000 shares authorized;

$0.001 par value; 30,692,727 and 24,156,078 shares

issued and outstanding, respectively

30,692

30,692

Additional paid-in capital

3,762,212

3,762,212

Accumulated deficit

(3,776,984)

(3,766,257)

Total Stockholders' Equity

15,920

26,647

TOTAL LIABILITIES AND STOCKHOLDERS'

EQUITY

$

50,319

$

50,409

The accompanying notes are an integral part of these financial statements

Asia 8 Inc

Consolidated Statements of Operations

Three months ended June 30

Six months ended June 30

Unaudited

Unaudited

Unaudited

Unaudited

2013

2012

2013

2012

REVENUES

$

-

$

-

$

-

$

-

COST OF GOODS SOLD

-

-

-

-

GROSS PROFIT

-

-

-

-

OPERATING EXPENSES :

General and administrative

7,667

43,514

10,727

61,164

Depreciation and amortization

-

-

-

-

TOTAL OPERATING EXPENSES

7,667

43,514

10,727

61,164

LOSS FROM OPERATIONS

(7,667)

(43,514)

(10,727)

(61,164)

OTHER INCOME (EXPENSES)

Other income

0

16,500

0

16,500

Preferred stock dividend

-

-

-

(5,130)

Interest income

0

2

-

2

Income from equity investment

0

47,050

0

18,028

TOTAL OTHER INCOME (EXPENSES)

0

63,552

0

29,400

NET INCOME (LOSS)

(7,667)

20,039

(10,727)

(31,764)

BASIC INCOME (LOSS) PER SHARE

(0.00)

0.00

(0.00)

(0.00)

FULLY DILUTED INCOME (LOSS) PER

SHARE

(0.00)

0.00

(0.00)

(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF

SHARES OUTSTANDING

30,692,727

30,692,727

30,692,727

29,654,727

FULLY DILUTED WEIGHTED AVERAGE

NUMBER OF SHARES OUTSTANDING

30,692,727

27,517,530

30,692,727

25,964,445

The accompanying notes are an integral part of these financial statements

Asia 8,  Inc.

Statement of Cash Flows

For The Six Months

For The Six Months

Ended June 30,

Ended June 30,

2013

2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)

$

(10,727)    $

(31,764)

Adjustments to reconcile net loss to

net cash used by operating activities:

Depreciation expense

-

-

(Gain) Loss on disposition of assets

-

-

(Gain) Loss on equity investments

-

(18,028)

Changes in operating assets and liabilities

(Increase) decrease in receivables

-

-

(Increase) decrease in other current assets

-

(2,500)

Increase (decrease) in accounts payable and

accrued expenses

10,638

(197,890)

$

Net Cash Used in Operating Activities

(89)

(250,182)

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from sale of investments

-

81,000

Debt settlement by issuance of equity investment

-

109,048

Net Cash Provided by (Used in)

Investing Activities

$

-

190,048

CASH FLOWS FROM FINANCING ACTIVITIES

Common and preferred stock issued for cash/debt

-

147,280

Increase(decrease) in note payable

-

(85,994)

Net Cash Provided by Financing Activities

$

-

61,286

NET INCREASE (DECREASE) IN CASH

$

(89)

1,153

CASH AT BEGINNING OF PERIOD

$

455

391

CASH AT END OF PERIOD

$

365

1,545

The accompanying notes are an integral part of these financial statements

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

June 30, 2013

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

(“Infrastructure”).   On March 26, 2012, the Company sold 3,240,000 shares from its investment in WWA

Group  at  a  price  of  $0.025  per  share,  for  a  net amount  of  $81,000.  On  May  20,  2012  the  Company divested  itself  of  an  additional  2,412,408  shares  of  WWA  Group  to  settle  a  net  amount  of  $109,048  in debt.  At  June  30,  2013  the  Company did  not  own  substantial  shareholding  in  WWA  Group  and  therefore did not record its share in the profit and loss of WWA Group for the period ended June 30, 2013.

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

June 30, 2013

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

Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

b. Basic Loss per Share

For the Three Months Ended June 30, 2013

Income

Shares

Per-Share

(Numerator)

(Denominator)

Amount

$ (7,667)

30,692,727

$ (0.00)

For the Three Months Ended June 30, 2012

Income

Shares

Per Share

(Numerator)

(Denominator)

Amount

$

20,039

30,692,727

$ 0.00

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

June 30, 2013

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

Company  does  not  own  a  substantial  shareholding  in  WWA  Group  and  therefore  no  longer  records  its share in the profit and loss of WWA Group for the period ended June 30, 2013.

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

ASIA8, INC.

Notes to the Condensed Financial Statements (Unaudited)

June 30, 2013

NOTE 5 – EQUITY TRANSACTIONS, Continued

In  2007,  the  Company  issued  1,000  shares  of  preferred  stock  at  $100  per  share.  Each  share  of  preferred stock was  convertible  to  400  shares  of common stock.  The Series  1  preferred  shares  had a  coupon rate  of

9% interest per annum, with no redemption provision.

NOTE 6 - ADDITIONAL FOOTNOTES INCLUDED BY REFERENCE

Except as indicated in the Note 1 through Note 5, above, there have been no other material changes in the information  disclosed  in  the  notes  to  the  financial  statements  included  in  the  Company’s  Form  10-K  for the year-ended December 31, 2012. Therefore, those footnotes are included herein by reference.

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated its June 30, 2013 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

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

Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended June 30, 2013. Our fiscal year end is December 31.

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

Since 2005 EMP has consistently increased its revenue stream, grown gross profit margins, and established a loyal customer base. The transaction is intended as a stock exchange whereby the Company will acquire EMP as a wholly owned subsidiary that will continue to operate as an autonomous unit. We expect to close the transaction in the 3nd quarter of 2013 subject to shareholder approval.

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

Results of Operations

During the period ending June 30, 2013, the Company failed to realize revenues from the sale of its products, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are in demand, and that a global economic recovery in 2013 alongside the efforts of Infrastructure will generate sales of Wing Houses.

Revenue

Revenue for the six month periods ended June 30, 2013 and June 30, 2012 was zero. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for Wing Houses. We expect revenue from the sale of Wing Houses in future periods with a return to economic normalization, and in connection with the anticipated acquisition of EMP.

Operating Expenses

Operating expenses for the three month period ended June 30, 2013, were $7,667 as compared to

$43,514 for the three month period ended June 30, 2012. Operating expenses for the six month period ended June 30, 2013 were $10,727 as compared to $61,164 for the six month period ended June 30, 2012.

The decrease in expenses over the comparative three and six month periods can be attributed to a decrease in general and administrative expenses. We expect that operating expenses will increase in future periods as funds become available for marketing Wing Houses and in connection with the anticipated acquisition of EMP

Depreciation and amortization expenses for the three and six month periods ended June 30, 2013 and June

30, 2012 were $0. Depreciation and amortization expenses are not anticipated in future periods.

Other Income (Expenses)

Other income for the three month period ended June 30, 2013, was $0 as compared to other income of $63,552 for the three month period ended June 30, 2012. Other income for the six month period ended June 30, 2013 were $0 as compared to other income of $29,400 for the six month period ended June 30, 2012. The absence of other expense in the current period can be primarily attributed to the lack of losses recognized in the prior comparative periods as a result of consolidating our equity investment in WWA Group. Since we no longer consolidate our equity interests we expect to return to other income in future periods.

Net Income (Losses)

Net loss for the three month period ended June 30, 2013, were $7,667 as compared to a net income of

$20,039 for the three month period ended June 30, 2012. Net losses for the six month period ended June

30, 2013 were $10,727 as compared to $31,764 for the six month period ended June 30, 2012. The transition to net loss from net income and the decrease in net losses in the current six month periods respectively can be attributed to the exclusion of income from our equity investment and to the decrease in general and administrative expenses, the decrease in preferred stock dividend and the decrease in the loss from equity investments. We expect to continue to realize net losses until such time as our operations produce revenue.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the three and six month periods ended June 30, 2013.

Income Tax Expense (Benefit)

The Company may have an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Liquidity and Capital Resources

As of June 30, 2013, the Company had a working capital deficit of $26,441.Our current assets were

$7,959 consisting of $365 in cash, and $7,594 in other current assets. Our total assets were $50,319 consisting of current assets and our equity investments totaling $42,360. At June 30, 2013, our current and total liabilities were $34,400 which consisted of accounts payable and accrued expenses.

Cash flow used in operating activities for the six month period ended June 30, 2013, was $89 as compared to cash flow used in operating activities of $250,182 for the six month period ended June 30,

2012. The change in cash flow used in operating activities in the current six month period can be primarily attributed to the decrease in net losses offset by increase in accounts payable and accrued expenses. We expect that cash flow used in operating activities will continue to decrease as net losses decrease.

Cash flow provided by investing activities for the six month periods ended  June 30, 2013 and June 30,

2012, was $0 and $190,048 respectively. Cash flow provided by investing activities in the period ended

June 30, 2012 can be attributed to the sale of a portion of the Company’s interest in WWA Group and the divestiture of a portion of the Company’s interest in WWA Group as a result of debt settlements. We expect to continue to look to cash flow provided by investing periods in future periods to sustain operations.

Cash flow provided in financing activities for the period ended June 30, 2013, was $0 as compared to

$61,286 in cash flow provided financing activities for the period ended June 30, 2012.Cash flow provided by financing activities in the period can be attributed to the issuance of common shares for debt offset by a decrease in a note payable. We expect to have net cash provided by financing activities in the near term in order to continue operations.

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

Off Balance Sheet Arrangements

As of June 30, 2013, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $3,766,257 as of December 31, 2012 which increased to $3,776,984 as of June 30, 2013. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and  (ii)

realizing revenues from the sale of Wing Houses or prospectively from the operations of EMP.

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

▪     our anticipated financial performance;

▪     the sufficiency of existing capital resources;

▪     our ability to fund cash requirements for future operations;

▪     uncertainties related to the growth of our business and the acceptance of our products and services;

▪     our  ability  to  achieve  and  maintain  an  adequate  customer  base  to  generate  sufficient  revenues  to maintain and expand operations;

▪     the volatility of the stock market; and,

▪     general economic conditions.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)

under the Securities Exchange Act of 1934 (“Exchange Act”)) as of June 30, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the

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

Changes in Internal Controls over Financial Reporting

During the period ended June 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Risks Related to the Company’s Business

IF THE COMPANY DOES NOT GENERATE CASH FLOW FROM OPERATIONS AND IS UNABLE TO

OBTAIN CAPITAL TO OPERATE ITS BUSINESS, IT MAY NOT BE ABLE TO EFFECTIVELY CONTINUE

OPERATIONS

As of June 30, 2013, the Company had a working capital deficit of $26,441.which amount is insufficient to continue operations. We will have to obtain additional working capital from debt or equity placements to continue operations for which we have no commitments. Should we be unable to secure capital, such condition would cause us to reduce operations which would have a material adverse effect on our business.

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

OUR CHIEF EXECUTIVE OFFICER DOES NOT OFFER HIS UNDIVIDED ATTENTION TO THE COMPANY

DUE TO HIS VARIED RESPONSIBILITIES

Our chief executive officer does not offer his undivided attention to our business as he also serves as the chief executive officer of Infrastructure Developments Corp.  His responsibilities cause him to divide his time, the majority of which is dedicated to the management of Infrastructure. His varied responsibilities may compromise the Company’s ability to successfully conduct its business operations.

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

▪

perceived prospects;

▪

negative variances in our operating results, and achievement of key business targets;

▪

limited trading volume in shares of our common stock in the public market;

▪

sales or purchases of large blocks of our stock;

▪

changes in, or our failure to meet, earnings estimates;

▪

changes in securities analysts’ buy/sell recommendations;

▪

differences between our reported results and those expected by investors and securities analysts;

▪

announcements of new contracts by us or our competitors;

▪

announcements of legal claims against us;

▪

market reaction to any acquisitions, joint ventures or strategic investments announced by us;

▪

developments in the financial markets;

▪

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

________________________

August 21, 2013

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