Form 10-Q
period 2013-09-30
ASIA8, INC.
filed 2013-11-19
CIK 1096298

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

    ☑

Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2013.

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. The number of shares outstanding of the issuer’s common stock, $0.001 par value (the only class of voting stock), at November 16, 2013, was 30,692,727.

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.

Financial Statements

3

Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012 (audited)

4

Unaudited Statements of Operations for the three and nine month periods ended

September 30, 2013 and September 30, 2012

5

Unaudited Statements of Cash Flows for the nine month periods ended

September 30, 2013 and September 30, 2012

6

Notes to Financial Statements

7

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

11

Item 3.

Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.

Controls and Procedures

17

PART II – OTHER INFORMATION

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

ASIA8, Inc.
Consolidated Balance Sheets

	September 30, 2013	December 31, 2012
ASSETS	Unaudited	Audited
CURRENT ASSETS
Cash	$ 320	$455
Other current assets	6,594	7.594
Total Current Assets	6,914	8,049
FIXED ASSETS, Net	-	-
OTHER ASSETS
Investments	42,360	42,360
Total Other Assets	42,360	42,360
TOTAL ASSETS	$ 49,274	$50,409

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$ 36,562	$23,762
Total Current Liabilities	36,562	23,762
TOTAL LIABILITIES	36,562	23,762

STOCKHOLDERS' EQUITY

Preferred stock: 25,000,000 shares authorized;
$0.001 par value; 2,280 and 1,000 shares	-	-
issued and outstanding, respectively
Common stock: 100,000,000 shares authorized;
$0.001 par value; 30,692,727 and 24,156,078 shares
issued and outstanding, respectively	30,692	30,692
Additional paid-in capital	3,762,212	3,762,212
Accumulated deficit	(3,780,192)	(3,766,257)

Total Stockholders' Equity	12,712	26,647

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 49,274	$50,409

The accompanying notes are an integral part of these financial statements

Asia 8 Inc
Consolidated Statements of Operations

	Three months ended Sept. 30		Nine months ended Sept. 30
	Unaudited 2013	Unaudited 2012	Unaudited 2013	Unaudited 2012

REVENUES	$ -	$ -	$ -	$ -

COST OF GOODS SOLD	-	-	-	-

GROSS PROFIT	-	-	-	-

OPERATING EXPENSES :
General and administrative	3,208	7,338	13,935	66,792
Depreciation and amortization	-	-	-	-

TOTAL OPERATING EXPENSES	3,208	7,338	13,935	66,792

LOSS FROM OPERATIONS	(3,208)	(7,338)	(13,935)	(66,792)

OTHER INCOME (EXPENSES)
Other income	-	-	-	16,500
Preferred stock dividend	-	-	-	(6,840)
Interest income	-	-	-	2
Income from equity investment	-	-	-	18,028

TOTAL OTHER INCOME (EXPENSES)	-	-	-	27,690

NET INCOME (LOSS)	(3,208)	(7,338)	(13,935)	(39,101)

BASIC INCOME (LOSS) PER SHARE	(0.00)	0.00	(0.00)	(0.00)

FULLY DILUTED INCOME (LOSS) PER SHARE	(0.00)	0.00	(0.00)	(0.00)

BASIC WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	30,692,727	30,692,727	30,692,727	30,692,727

FULLY DILUTED WEIGHTED AVERAGE
NUMBER OF SHARES OUTSTANDING	30,692,727	30,692,727	30,692,727	27,552,044

The accompanying notes are an integral part of these financial statements

	Asia 8, Inc.
	Statement of Cash Flows

	For Nine Months Ended Sept. 30,	For Nine Months Ended Sept. 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(13,935)	$(39,101)

Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation expense	-	-
(Gain) Loss on disposition of assets	-	-
(Gain) Loss on equity investments	-	(18,028)

Changes in operating assets and liabilities
(Increase) decrease in receivables	-	-
(Increase) decrease in other current assets	1,000	(2,500)
Increase (decrease) in accounts payable and
accrued expenses	12,800	(191,597)

Net Cash Used in Operating Activities	$(135)	(251,226)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of investments	-	81,000
Debt settlement by issuance of equity investment	-	109,048

Net Cash Provided by (Used in)
Investing Activities	$-	190,048

CASH FLOWS FROM FINANCING ACTIVITIES
Common and preferred stock issued for cash/debt	-	147,280
Increase(decrease) in note payable	-	(85,994)

Net Cash Provided by Financing Activities	$-	61,286

NET INCREASE (DECREASE) IN CASH	$(135)	108

CASH AT BEGINNING OF PERIOD	$455	391

CASH AT END OF PERIOD	$320	500

The accompanying notes are an integral part of these financial statements

ASIA8, INC. Notes to the Condensed Financial Statements (Unaudited)

September 30, 2013

NOTE 1 - ORGANIZATION AND HISTORY

Asia8, Inc. (the “Company”) was incorporated in Nevada as “H&L Investments, Inc.” in September of 1996. On December 22, 1999 the Company changed its name to “Asia4sale.com, Inc.” on acquiring Asia4Sale.com, Ltd., a Hong Kong registered software development company. The Company sold Asia4Sale.com, Ltd. in January of 2005.

The Company acquired a 49% interest in World Wide Auctioneers, Inc., a Nevada registered corporation, holding 100% of a British Virgin Island registered company World Wide Auctioneers, Ltd (“World Wide”), an international equipment auction company on June 30, 2000. World Wide, based in the United Arab Emirates (UAE) holds unreserved auctions on a consignment basis for the sale of construction, industrial and transportation equipment. On August 8, 2003 World Wide Auctioneers, Inc. sold 100% of World Wide to a Nevada registered company, WWA Group, Inc. (“WWA Group”) in a stock exchange transaction. The stock exchange caused the Company to acquire a minority equity investment in WWA Group which it accounted for using the equity method. WWA Group sold World Wide to Seven International Holdings, Ltd. (“Seven”), a Hong Kong registered company, on October 31, 2010, in exchange for Seven’s assumption of the assets and liabilities of World Wide subject to certain exceptions. The disposition did not affect WWA Group’s interest in Asset Forum, LLC., its ownership of proprietary on-line auction software or its equity interest and debt position in Infrastructure Developments Corp. (“Infrastructure”).  On March 26, 2012, the Company sold 3,240,000 shares from its investment in WWA Group  at a price of $0.025 per share, for a net amount of $81,000. On May 20, 2012 the Company divested itself of an additional 2,412,408 shares of WWA Group to settle a net amount of $109,048 in debt. At September 30, 2013 the Company did not own substantial shareholding in WWA Group and therefore did not record its share in the profit and loss of WWA Group for the period ended September 30, 2013.

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

September 30, 2013

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

Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any future period.

b. Basic Loss per Share

For the Three Months Ended September 30, 2013

Income	Shares	Per-Share
(Numerator)	(Denominator)	Amount
(3,208)	30,692,727	0.00

For the Three Months Ended September 30, 2012

Income	Shares	Per Share
(Numerator)	(Denominator)	Amount

$ (7,338)	30,692,727	$ (0.00)

The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding at the date of the financial statements. There are no common stock equivalents outstanding.

ASIA8, INC. Notes to the Condensed Financial Statements (Unaudited)

September 30, 2013

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES, Continued

c. Recent Accounting Pronouncements

In June 2013, the Financial Accounting Standards Board ("FASB") issued guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carry forward, a similar tax loss, or a tax credit carry forward exists, with the purpose of reducing diversity in practice. This new standard requires the netting of unrecognized tax benefits against a deferred tax asset for a loss or other carry forward that would apply in settlement of the uncertain tax positions. The new guidance is effective for us beginning January 1, 2014. Early adoption is permitted. We are currently in the process of determining the impact on our financial position.

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

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. We adopted the amended accounting guidance during the first quarter of 2013 and there was no material impact on our condensed consolidated financial statements

NOTE 4- EQUITY INVESTMENT

In August 2000 the Company paid $970,000 cash to acquire 49% of World Wide Auctioneers, Inc., a Nevada registered company holding 100% of British Virgin Island registered company World Wide Auctioneers, Ltd. (“World Wide”). In August 2003 World Wide Auctioneers, Inc., sold 100% of World Wide to WWA Group in a stock for stock transaction whereby the stock of WWA Group was issued directly to owners of World Wide Auctioneers, Inc. The Company was issued 7,525,000 shares of WWA Group in 2003, comprising 47.5% of the issued and outstanding stock of WWA Group. At December 31, 2011 the Company owned 32% of the issued and outstanding shares of WWA Group.  On March 26, 2012, the Company sold 3,240,000 out of its investment in WWA Group shares at a price of $0.025 per share, for a net amount of $81,000.  At March 31, 2012, the Company owned 16% of the issued and outstanding WWA Group common stock. At April 15, 2012 the Company divested itself of 2,412,408 shares out of its investment in WWA Group shares to settle $109,049 in various debts.  As a result the Company does not own a substantial shareholding in WWA Group and therefore no longer records its share in the profit and loss of WWA Group for the period ended September 30, 2013.

ASIA8, INC. Notes to the Condensed Financial Statements (Unaudited)

September 30, 2013

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

NOTE 9 – SUBSEQUENT EVENTS

The Company evaluated its September 30, 2013 financial statements for subsequent events through the date the financial statements were issued. The Company is not aware of any subsequent events which would require recognition or disclosure in the financial statements.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended September 30, 2013. Our fiscal year end is December 31.

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

Results of Operations

During the period ending September 30, 2013, the Company failed to realize revenues from the sale of its products, which failure resulted in a continuation of net losses for the period. Nevertheless, the Company remains optimistic that Wing Houses are in demand, and that a global economic recovery in 2013 alongside the efforts of Infrastructure will generate sales of Wing Houses.

Revenue

Revenue for the nine month periods ended September 30, 2013 and September 30, 2012 was zero. The lack of revenues over the comparative periods can be primarily attributed to the effect that a global recession has had on the demand for Wing Houses. We expect revenue from the sale of Wing Houses in future periods with a return to economic normalization, and in connection with the anticipated acquisition of EMP.

Operating Expenses

Operating expenses for the three month period ended September 30, 2013, were $3,208 as compared to

$7,338 for the three month period ended September 30, 2012. Operating expenses for the nine month period ended September 30, 2013 were $13,935 as compared to $66,792 for the nine month period ended September 30, 2012.  The decrease in expenses over the comparative three and nine month periods can be attributed to a decrease in general and administrative expenses. We expect that operating expenses will increase in future periods as funds become available for marketing Wing Houses and in connection with the anticipated acquisition of EMP

Depreciation and amortization expenses for the three and nine  month periods ended September 30, 2013 and September 30, 2012 were $0. Depreciation and amortization expenses are not anticipated in future periods.

Other Income (Expenses)

Other income for the three month period ended September 30, 2013 and September 2012 was $0. Other income for the nine month period ended September 30, 2013 were $0 as compared to other income of $27,690 for the nine month period ended September 30, 2012. The absence of other expense in the current period can be primarily attributed to the lack of losses recognized in the prior comparative periods as a result of consolidating our equity investment in WWA Group. Since we no longer consolidate our equity interests we expect to return to other income in future periods.

Net Income (Losses)

Net loss for the three month period ended September 30, 2013, were $3,208 as compared to a net loss of $7,338 for the three month period ended September 30, 2012. Net losses for the nine month period ended September 30, 2013 were $13,935 as compared to $39,101 for the nine month period ended September 30, 2012. The decrease in net losses in the current nine month periods respectively can be attributed to the decrease in general and administrative expenses, the decrease in preferred stock dividend and the decrease in the loss from equity investments. We expect to continue to realize net losses until such time as our operations produce revenue.

Capital Expenditures

The Company did not spend any significant amounts on capital expenditures during the three and nine month periods ended September 30, 2013.

Income Tax Expense (Benefit)

The Company may have an income tax benefit resulting from net operating losses to offset any future operating profit. However, the Company has not recorded this benefit in the financial statements because it cannot be assured that it will utilize the net operating losses carried forward in future years.

Liquidity and Capital Resources

As of September 30, 2013, the Company had a working capital deficit of $29,648.Our current assets were $6,914 consisting of $320 in cash, and $6,594 in other current assets. Our total assets were $49,274 consisting of current assets and our equity investments totaling $42,360. At September 30, 2013, our current and total liabilities were $36,562 which consisted of accounts payable and accrued expenses.

Cash flow used in operating activities for the nine month period ended September 30, 2013, was $135 as compared to cash flow used in operating activities of $251,226 for the nine month period ended September 30, 2012. The change in cash flow used in operating activities in the current nine month period can be primarily attributed to the decrease in net losses offset by increase in accounts payable and accrued expenses and decrease in other current assets. We expect that cash flow used in operating activities will continue to decrease as net losses decrease.

Cash flow provided by investing activities for the nine month periods ended  September 30, 2013 and September 30, 2012, was $0 and $190,048 respectively. Cash flow provided by investing activities in the period ended September 30, 2012 can be attributed to the sale of a portion of the Company’s interest in WWA Group and the divestiture of a portion of the Company’s interest in WWA Group as a result of debt settlements. We expect to continue to look to cash flow provided by investing periods in future periods to sustain operations.

Cash flow provided in financing activities for the period ended September 30, 2013, was $0 as compared to $61,286 in cash flow provided financing activities for the period ended September 30, 2012.Cash flow provided by financing activities in the period can be attributed to the issuance of common shares for debt offset by a decrease in a note payable. We expect to have net cash provided by financing activities in the near term in order to continue operations.

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

Off Balance Sheet Arrangements

As of September 30, 2013, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Going Concern

The Company’s auditors have expressed an opinion as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $3,766,257 as of December 31, 2012 which increased to $3,780,192 as of September 30, 2013. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and/or obtain funding from outside sources.  Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from the private placement of debt or equity; and  (ii) realizing revenues from the sale of Wing Houses or prospectively from the operations of EMP.  Management believes that it will be able to obtain funding to allow the Company to remain a going concern through the methods discussed above, though there can be no assurances that such methods will prove successful.

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

Stock-Based CompensationThe Company has adopted Accounting Standards Codification Topic (“ASC”) which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of September 30, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Controls over Financial Reporting

During the period ended September 30, 2013, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

As of September 30, 2013, the Company had a working capital deficit of $29,648.which amount is insufficient to continue operations. We will have to obtain additional working capital from debt or equity placements to continue operations for which we have no commitments. Should we be unable to secure capital, such condition would cause us to reduce operations which would have a material adverse effect on our business.

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

THE COMPANY’S STOCK PRICE COULD BE VOLATILE

Should a public market for our shares develop, the future market price could be subject to significant volatility and trading volumes could be low. Factors affecting our market price will include:

"

perceived prospects;

"

negative variances in our operating results, and achievement of key business targets;

"

limited trading volume in shares of our common stock in the public market;

"

sales or purchases of large blocks of our stock;

"

changes in, or our failure to meet, earnings estimates;

"

changes in securities analysts’ buy/sell recommendations;

"

differences between our reported results and those expected by investors and securities analysts;

"

announcements of new contracts by us or our competitors;

"

announcements of legal claims against us;

"

market reaction to any acquisitions, joint ventures or strategic investments announced by us;

"

developments in the financial markets;

"

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

November 19, 2013

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